Form 10-Q
period 1998-09-30
CHILES OFFSHORE LLC; CHILES OFFSHORE FINANCE CORP; CHILES COLUMBUS LLC; CHILES MAGELLAN LLC
filed 1998-11-13
CIK 1052667, 1062411, 1062412, 1062413

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q
(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1998 or


   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 333-57325


                               Chiles Offshore LLC
             (Exact Name of Registrant as Specified in Its Charter)


            Delaware                                             76-0547408
  (State or other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

           File No. 333-57325-01                      File No. 333-57325-02                   File No. 333-57325-03


       Chiles Offshore Finance Corp.                   Chiles Columbus LLC                     Chiles Magellan LLC
       (Exact Name of Registrant as               (Exact Name of Registrant as            (Exact Name of Registrant as
         Specified in its Charter)                  Specified in its Charter)               Specified in its Charter)


                 Delaware                                   Delaware                                Delaware
      (State or other jurisdiction of            (State or other jurisdiction of         (State or other jurisdiction of
      incorporation or organization)             incorporation or organization)          incorporation or organization)


                76-0568691                                 76-0568690                              76-0568689
   (I.R.S. Employer Identification No.)       (I.R.S. Employer Identification No.)    (I.R.S. Employer Identification No.)




11200 Westheimer, Suite 410, Houston, Texas                       77042-3227
(Address of Principal Executive Offices)                          (Zip Code)


                                 (713) 339-3777
              (Registrants' Telephone Number, Including Area Code)

         Indicate by check mark whether each of the registrants: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ ] No[X]

         The number of shares of common stock of Chiles Offshore Finance Corp. outstanding on November 12, 1998 was 1,000 shares.

                          PART I. FINANCIAL INFORMATION


ITEM 1.  Financial Statements

                               CHILES OFFSHORE LLC
         (A Delaware Limited Liability Company in the Development Stage)

                           CONSOLIDATED BALANCE SHEETS

                                                             December 31, 1997        September 30, 1998
                                                             -----------------        ------------------
                                                                                          (unaudited)
                         ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.......................         $  32,341,117            $      611,678
     Cash restricted for interest payments...........                     -                11,061,111
     Interest receivable.............................                     -                   573,445
     Prepaid expenses................................                37,112                    23,896
                                                          ------------------------- ------------------------

             Total current assets....................            32,378,229                12,270,130

RIGS UNDER CONSTRUCTION AND EQUIPMENT................            35,026,044                90,094,726
     Less accumulated depreciation...................                (5,953)                  (44,396)
                                                          ------------------------- ------------------------

           Net rigs under construction and equipment.            35,020,091                90,050,330

CASH RESTRICTED FOR RIGS UNDER
           CONSTRUCTION..............................                     -                72,216,102
OTHER ASSETS.........................................                     -                 4,067,124
                                                          ------------------------- ------------------------

             TOTAL ASSETS............................          $ 67,398,320              $178,603,686
                                                          ========================= ========================

            LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILILTIES:
     Accounts payable................................          $  3,950,236         $               -
     Accrued liabilities.............................                26,489                 4,913,310
                                                          ------------------------- ------------------------

             Total current liabilities...............             3,976,725                 4,913,310

Commitments and contingencies........................                     -                         -
10% senior notes.....................................                     -               110,000,000

MEMBERS' EQUITY:
     Capital contributions, net of offering costs....            63,730,707                63,730,707
     Cumulative losses since inception...............              (309,112)                  (40,331)
                                                          ------------------------- ------------------------

             Total members' equity...................            63,421,595                63,690,376
                                                          ------------------------- ------------------------

             Total Liabilities and Members' Equity...          $ 67,398,320             $ 178,603,686
                                                          ========================= ========================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               CHILES OFFSHORE LLC
         (A Delaware Limited Liability Company in the Development Stage)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                            For the Period           For the          For the Period           For the
                                            from Inception        Three Months        from Inception         Nine Months
                                          (August 5, 1997) to         Ended        (August 5, 1997) to          Ended
                                          September 30, 1998   September 30, 1998   September 30, 1997   September 30, 1998
                                          -------------------- -------------------- -------------------- --------------------
REVENUE............................                      -                   -                     -                  -
OPERATING EXPENSES:
 General & administrative expenses.            $   931,140         $   186,128          $    114,521        $   555,058
  Depreciation.....................                 44,392              17,400                   514             38,433
                                          -------------------- -------------------- -------------------- --------------------
      Operating loss...............               (975,532)           (203,528)             (115,035)          (593,491)
INTEREST INCOME....................              2,627,273           1,603,549                     -          2,554,343
INTEREST EXPENSE...................             (1,692,072)           (857,240)                    -         (1,692,072)
                                          -------------------- -------------------- -------------------- --------------------
NET INCOME (LOSS)..................           $    (40,331)        $   542,781          $   (115,035)       $   268,780
                                          ==================== ==================== ==================== ====================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               CHILES OFFSHORE LLC
         (A Delaware Limited Liability Company in the Development Stage)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                      For the Period          For the           For the Period         For the
                                                      from Inception        Three Months        from Inception       Nine Months
                                                   (August 5, 1997) to         Ended         (August 5, 1997) to        Ended
                                                    September 30, 1998   September 30, 1998   September 30, 1997  September 30, 1998
                                                   --------------------- ------------------- ---------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)...........................      $   (40,331)          $   542,781         $  (115,035)        $   268,780
     Adjustments to reconcile net loss to net cash
       provided by (required by) operating
       activities -
       Depreciation..............................           44,392                17,400                 514              38,443
       Amortization of deferred expenses.........          176,137               106,492                   -             176,137
     Increase (decrease) in operating cash flows
       resulting from-
       Interest receivable.......................         (573,645)             (573,445)                  -            (573,445)
       Accounts payable..........................          (67,602)             (645,421)             72,073          (3,950,236)
       Accrued liabilities.......................        4,913,310             2,799,920             161,843           4,886,821
       Other.....................................          (39,456)                1,549              (7,042)             (5,044)
                                                   --------------------- ------------------- ---------------------------------------

         Net cash provided by (used in) operating
         activities..............................        4,412,805             2,249,276             112,353             841,456

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment..........      (60,283,798)          (21,146,675)         (9,158,039)        (55,068,682)
                                                   --------------------- ------------------- ---------------------------------------

         Net cash required by investing activities     (60,283,798)          (21,146,675)         (9,158,039)        (55,068,682)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Membership capital contributions, net........       33,984,884                     -           9,214,000                   -
    Net proceeds from issuance of notes..........                -                     -                   -                   -
    Net proceeds from issuance of senior notes...      105,775,000              (529,689)                  -         105,775,000
                                                   --------------------- ------------------- ---------------------------------------

         Net cash provided by financing activities     139,759,884              (529,689)          9,214,000         105,775,000

RESTRICTED CASH, beginning of period.............                -            95,908,713                   -                   -
NET INCREASE (DECREASE) IN RESTRICTED CASH.......       83,277,213           (12,631,500)                  -          83,277,213
                                                   --------------------- ------------------- ---------------------------------------

RESTRICTED CASH, end of period...................       83,277,213            83,277,213                   -          83,277,213
                                                   --------------------- ------------------- ---------------------------------------

NET INCREASE (DECREASE) IN CASH..................          611,678            (6,795,588)            168,314         (31,729,439)
CASH AND CASH EQUIVALENTS, beginning of period...                -             7,407,266                   -          32,341,117
                                                   --------------------- ------------------- ---------------------------------------

CASH AND CASH EQUIVALENTS, end of period.........      $   611,678           $   611,678         $   168,314         $   611,678
                                                   ===================== =================== =======================================

SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Noncash investing activities -
       Purchase of property in exchange for
       membership interest.......................      $21,260,000                    -          $12,641,716                  -
    Noncash financing activities -
       Receipt of net assets in exchange for
       membership interest.......................      $ 8,486,000                    -          $ 8,486,000                  -


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               CHILES OFFSHORE LLC
         (A Delaware Limited Liability Company in the Development Stage)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                               SEPTEMBER 30, 1998

1.   SIGNIFICANT ACCOUNTING POLICIES

Capitalized Interest

         The Company capitalizes interest applicable to the construction of offshore drilling rigs as a cost of such assets. Interest capitalized for the three months ended September 30, 1998 and 1997 was $2.0 million and $0, respectively, and for the nine months ended September 30, 1998 and the period from inception (August 5, 1997) to September 30, 1997 was $3.1 million and $0, respectively. Interest expense is shown net of interest capitalized in the Consolidated Statement of Operations.

2.   BASIS OF PRESENTATION

         Chiles Offshore LLC (the "Company") is engaged in the construction of offshore drilling rigs which will be contracted to oil and gas operators upon completion of construction. The Company was formed under the laws of the State of Delaware on August 5, 1997. The Company has operated as a development stage company since its inception by devoting substantially all of its efforts to designing, engineering and contracting with shipyards and vendors for two offshore drilling rigs, raising capital and securing contracts for the rigs. The Company has not generated revenues, nor is there any assurance that the Company will generate significant revenues in the future. In addition, there can be no assurance that the Company will successfully complete the transition from a development stage company to successful operations. Additional risk factors associated with the Company's operations include, but are not limited to, oil and gas prices, capital expenditure plans of oil and gas operators, access to capital, completion of construction of the rigs and competition. As a result of the aforementioned factors, and the related uncertainties, there can be no assurance of the Company's future success. The Company had a loss from operations of $975,532 for the period from inception to September 30, 1998. Management is currently pursuing a business strategy which includes obtaining drilling contracts with oil and gas operators, employment of rig personnel, selection and procurement of drilling equipment and overseeing the construction of the rigs and installation of drilling equipment. There is no assurance that this business strategy will be achieved. While pursuing this business strategy, the Company will experience cash flow deficits until the rig construction is completed and the rigs are placed in operation. As a result of the aforementioned factors and related uncertainties, there is substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments necessary to present a fair statement of the results for the periods included herein) have been made and the disclosures contained herein are adequate to make the information presented not misleading. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Registration Statement on Form S-4 (No. 333-57325). Chiles Offshore LLC has three wholly owned subsidiaries, Chiles Offshore Finance Corp. ("Finance"), Chiles Columbus LLC ("Columbus") and Chiles Magellan LLC ("Magellan").

3.   NOTES PAYABLE

         Long-term debt at September 30, 1998 consisted solely of 10% Senior Notes (the "Notes") due 2008 in the aggregate principal amount of $110.0 million. The Notes were co-issued by the Company jointly with Finance (the "Issuers"). The Notes are guaranteed by Columbus and Magellan, jointly and severally, on an unsecured basis. The Issuers received net proceeds from the Notes of approximately $105.8 million after deducting estimated offering-related expenses. The net proceeds of the Notes have been placed in escrow to partially fund the construction of two rigs and pay the first two semi-annual interest installments. The Notes are redeemable in May 2003, at a premium to par, except that until May 2001, up to 35% of the Notes may be redeemable with the proceeds of a public equity offering, also at a premium to par, both at the option of the Issuers.

4.   BANK FACILITY

         The Company has entered into an agreement with two banks to provide a revolving credit facility of $25.0 million (the "Bank Facility"). The Bank Facility will be available to the Company upon delivery of the first of the two rigs. The Bank Facility will bear interest at the rate of LIBOR plus 1.25% and matures on December 31, 2004, at which time the outstanding principal amount will be due. The Bank Facility is guaranteed by Columbus and Magellan.

5.   COMMITMENTS AND CONTINGENCIES

         The Company has entered into agreements with a shipyard and various equipment vendors for delivery of two mobile offshore drilling rigs, Chiles Columbus and Chiles Magellan, at a combined cost of approximately $171.3 million, exclusive of interest during construction and costs associated with arranging financing. At September 30, 1998, the Company had outstanding purchase commitments of approximately $82.0 million with respect to these rigs and equipment. These amounts will become payable in future periods in accordance with terms of the construction contract and vendor agreements. The Chiles Columbus is scheduled for delivery in the second quarter of 1999 and the Chiles Magellan is scheduled for delivery in the third quarter of 1999. The Company expects to finance these costs with the net cash proceeds of the equity financing completed in 1997, the issuance of the Notes and the Bank Facility. Although availability under the Bank Facility will commence only upon the first delivery of a rig, the Company expects that with the net cash proceeds from the sale of equity and Notes in combination with the Bank Facility, it will be able to finance the construction and outfitting cost required to place the rigs in service.

6.   COMPREHENSIVE INCOME

         In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), was issued. SFAS established standards for reporting and display of comprehensive income and its component in a full set of general purpose financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. The Company has no non-owner changes in equity during the nine months ended September 30, 1998 and therefore, no reporting and display of comprehensive income was required.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company (including the Notes thereto) included elsewhere in this Quarterly Report on Form 10-Q.


         The Company is a development stage company formed in August 1997 for the purpose of constructing, owning and operating a fleet of state-of-the-art premium jackup offshore drilling rigs. At formation of the Company, COI, LLC (an entity formed by members of management of the Company and certain other investors) contributed $0.36 million in cash to the capital of the Company and assets with an agreed-upon value of $8.5 million and a historical cost of $2.3 million. The difference of $6.2 million between such agreed-upon value and historical cost has been recorded on the balance sheet of the Company as rigs under construction and equipment. At formation of the Company and in the final phase of the Company's equity financing, which was completed in December 1997 (the "Equity Financing"), SEACOR SMIT Inc. contributed an aggregate of $35.0 million in cash. Other accredited investors contributed $20.0 million in cash in the Equity Financing.

         In April 1998, the Company completed a private placement of $110.0 million of 10% Senior Notes due 2008 (the "Notes") issued by the Company and Chiles Offshore Finance Corp., a wholly-owned subsidiary of the Company. The Company received net proceeds of $105.8 million from the issuance and sale of the Notes. Also in April 1998, the Company entered into a $25.0 million credit agreement with two banks (the "Bank Facility"). In September 1998, the Company completed a registered exchange offer for the Notes issued in the private placement (the "Exchange Offer"). In the Exchange Offer, all of the Notes issued in the private placement were exchanged for substantially identical Notes that were registered under the Securities Act of 1933, as amended.


         The Company is constructing two jackup drilling rigs, the Chiles Columbus and the Chiles Magellan (the "Rigs"), at a shipyard in Brownsville, Texas. The Chiles Columbus is scheduled for delivery at the end of April 1999 and the Chiles Magellan is scheduled for delivery in September 1999. The Company is currently engaged in Rig-related design, engineering, procurement and financing activities and is preparing for the commencement of business operations of the Rigs. As of September 30, 1998, the Company had approximately $83.9 million of cash on hand, of which amount $83.3 million was restricted for construction of the Rigs and the first two semi-annual interest payments on the Notes. The Company has been informed by the shipyard that, as of September 30, 1998, construction of the Chiles Columbus is approximately 65% complete and the Chiles Magellan is approximately 23% complete.


         On October 31, 1998, the Company's letter of intent with a group of equity funds for a potential equity investment in the Company, and related negotiations, terminated.


Development Stage Company


         The Company has operated as a development stage company since inception by devoting substantially all of its efforts to designing, engineering and contracting with shipyards and vendors for the Rigs, raising capital and securing contracts for the Rigs. The Company has not generated operating revenues, nor is there any assurance that the Company will generate significant operating revenues in the future. In addition, there can be no assurance that the Company will successfully complete the transition from a development stage company to successful operations. Additional risk factors associated with the Company's operations include, but are not limited to, oil and gas prices, capital expenditure plans of oil and gas operators, access to capital, completion of construction of the Rigs and competition. As a result of the aforementioned factors and the related uncertainties, there can be no assurance of the Company's future success.


        The Company had a loss from operations of approximately $0.59 million and $0.98 million for the nine months ended September 30, 1998 and for the period from inception to December 31, 1997, respectively. The Company's management is currently pursuing a business strategy that includes obtaining drilling contracts with oil and gas operators, employment of rig personnel, completing the construction of the Rigs and the purchase of drilling equipment, and overseeing the construction of the Rigs and installation of the drilling equipment. There can be no assurance that this business strategy will be achieved. While pursuing this business strategy, the Company will experience cash flow deficits until construction is completed and the Rigs are placed in operation. As a result of the aforementioned factors and related uncertainties, there is substantial doubt as to the Company's ability to continue as a going concern. The Company's financial statements included elsewhere herein do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Results of Operations

         Since inception, the Company has engaged in no operations other than managing construction of the Rigs and related matters. The Company has not generated any operating revenues to date. From inception to September 30, 1998, the Company has had a net loss of approximately $0.04 million as a result of general and administrative expenses and depreciation in excess of interest income. For the nine months ended September 30, 1998, the Company had net income of approximately $0.3 million as a result of interest income in excess of general and administrative expenses, depreciation and interest expense. For the three months ended September 30, 1998, the Company had net income of approximately $0.5 million as a result of interest income in excess of general and administrative expenses, depreciation and interest expense.

Outlook

         The Company's business and operations are materially dependent upon the condition of the oil and natural gas industry and, specifically, the exploration and production expenditures of oil and gas companies. Due to the Company's initial focus on the Gulf of Mexico, the Company's business and operations will be particularly dependent upon the condition of the oil and natural gas industry in the Gulf of Mexico and on the exploration and production expenditures of oil and gas companies there. The offshore contract drilling industry historically has been and is expected to continue to be highly competitive and cyclical. Depressed product prices in the oil and gas industry have resulted in declining dayrates and decreased utilization, primarily in the shallow waters of the Gulf of Mexico, and excess supply in the current jackup market. Although the first of the two Rigs is not scheduled for delivery until the end of April 1999, the current trends in market conditions could have a material adverse effect on the Company's future results of operations, although the extent of such effect cannot be accurately predicted.

Liquidity and Capital Resources

         Since inception, the Company has had negative cash flow, excluding interest income, and has financed its operations with a combination of the sale of equity interests in the Company and the issuance and sale of the Notes. From October 1, 1998 through the scheduled delivery dates of the Rigs, the Company expects to incur approximately $86.5 million in aggregate costs to complete construction and outfitting of the Rigs, including internal construction costs and excluding net capitalized interest. The shipyard construction contracts are fixed-price contracts, except for any approved change orders, and approximately 95% of the aggregate cost of owner furnished equipment is fixed under firm delivery contracts with various vendors. The Company expects to finance these costs with the net cash proceeds of the Equity Financing completed in l997, the net proceeds from the issuance and sale of the Notes and the Bank Facility. Although availability under the Bank Facility will commence only upon the delivery of the first of the two Rigs, the Company expects that with the net cash proceeds from the sale of equity interests and the Notes, in combination with the Bank Facility, it will be able to finance the construction and outfitting costs required to place the Rigs in service. As of September 30, 1998, the Company had approximately $83.9 in million cash on hand, of which amount $83.3 million was restricted for construction of the Rigs and the first two semi-annual interest payments on the Notes. As of September 30, 1998, the Company had $110.0 million of long term debt related to the Notes. Additionally, when the first Rig is placed in operation, any cash flow from operations of such Rig and borrowings under the Bank Facility would be available to cover the remaining construction, outfitting and overhead costs and working capital requirements associated with the second Rig.

         Because the Rigs are newbuilds, the Company does not expect to incur material additional capital expenditures associated with the Rigs in the foreseeable future. The Company has not budgeted for any mobilization of either rig from the Gulf of Mexico to another market which, if it occurs, could materially increase Rig operating expense levels and reduce revenues while either Rig is in transit and not working. Any unanticipated capital expenditures or mobilizations could adversely affect cash flow from operations and operating income in the period incurred, although the Company believes that availability under the Bank Facility would be adequate to address any short-term capital or liquidity needs created by such an event.

         In addition to capital requirements associated with Rig construction, the Company has significant debt service obligations, principally with respect to the Notes. As the Notes bear interest at a rate of 10% per annum, the Company will require $11.0 million per year to cover interest on the Notes as long as all of the Notes are outstanding. Semi-annual interest payments on the Notes are due on May 1 and November 1, commencing November 1, 1998. Interest on the Notes through the first two semi-annual interest payment dates will be paid from amounts held in restricted cash accounts. Thereafter, the Company expects to finance debt service on the Notes and on borrowings outstanding under the Bank Facility with cash flow from operations and, if necessary, additional borrowings under the Bank Facility.

Year 2000 Issues

         The Company has initiated and is in the process of carrying out an assessment of Year 2000 ("Y2K") compliance issues. Although the Company has been in existence only since August 1997, and since its inception the Company has acquired only new systems, equipment, components and related software, a full assessment of the Company's Y2K compliance is now underway. The Y2K assessment being undertaken by the Company is designed to review all of the Company's systems and equipment with respect to Y2K compliance. This assessment includes a review of both information technology ("IT") systems (e.g., computer hardware and software) and non-information technology ("non-IT") systems (e.g., embedded technology such as microcontrollers). As part of the assessment, the Company is seeking to obtain certification of Y2K compliance from its vendors and suppliers. The Company's administrative IT systems are stand-alone, standard products that have not been custom developed or modified. The Company will seek to obtain certifications from the vendors of such systems as to their Y2K compliance. The Company will also acquire certain specialized IT systems and expects to obtain certification of their Y2K compliance prior to acquisition and installation of such specialized IT systems. Those vendors that are unable to provide Y2K compliance certification, if any, will be requested to provide replacement components or systems that are Y2K compliant under warranty provisions of the Company's purchase agreements. This phase of the Company's Y2K assessment is expected to be completed, with respect to the Company's currently existing vendor relationships, during the second quarter of 1999. The Company also has a program underway requesting Y2K compliance certifications from its suppliers. This program is expected to be completed during the second quarter of 1999.

         As the Company is a development stage company, it presently does not have any operating revenues or customers. The Company will initiate a program to identify any other third parties with whom a material relationship exists. The Company will seek to obtain certification of Y2K compliance from any such third parties. If any such third parties are unable to provide such certification, the Company will seek to minimize any negative effect of such non-compliance on the Company until the third party becomes Y2K compliant or until an alternative relationship is established.

         As of September 30, 1998, the Company has incurred nominal administrative cost in conducting its Y2K compliance program. Early results of this program have not identified any system, equipment, component or software owned or used by the Company that is not Y2K compliant. Although the total cost to complete the Company's Y2K program cannot be determined at this time, it is not expected to be material because all of the Company's IT and non-IT equipment has been purchased within the last two years, and the procurement arrangements of the Company for such equipment require vendors to provide only Y2K compliant items. Such procurement arrangements also require that any such equipment that is not Y2K compliant be replaceable under the applicable warranty provisions.

         The Company is in the process of developing contingency plans which are intended to address worst-case business interruptions, such as future interruptions of drilling services aboard the Rigs after they begin operations or interruptions in the delivery of equipment and materials to be utilized in the Company's future drilling operations. The Company anticipates that its contingency planning phase will be completed by mid-1999. The Company's failure to fully implement its Y2K program or the occurrence of an unexpected Y2K problem could result in the disruption of normal business activities or operations and have a material adverse effect on the Company's results of operations, liquidity or financial condition. However, based upon the work performed to date and the anticipated completion of the Company's Y2K program by mid-1999, the Company does not believe that such matters will have a material adverse effect on its results of operations. However, with respect to third parties there can be no assurance that their systems will be rendered Y2K complaint on a timely basis or that any resulting Y2K issues would not have a material adverse effect on the results of operations of the Company.

Forward-Looking Statements

         Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, performance or achievements, and may contain the words "expect," "intend," "plan," "anticipate," "estimate," "believe," "will be," "will continue," "will likely result," and similar expressions. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, general economic and business conditions, operating difficulties arising from shortages of equipment or qualified personnel or as a result of other causes, casualty losses, industry fleet capacity, changes in foreign and domestic oil and gas exploration and production activity, competition, changes in foreign political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to attract and retain qualified personnel, customer preferences and various other matters, many of which are beyond the Company's control. The list of risks included here is not exhaustive. Other sections of this Report and the Company's other filings with the Securities and Exchange Commission include additional factors that could adversely impact the Company's business and financial performance. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. The forward-looking statements in this Report speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

     None.

                                   PART II. OTHER INFORMATION
ITEM 1.  Legal Proceedings
     None.

ITEM 2.  Changes in Securities and Use of Proceeds
     None.

ITEM 3.  Defaults Upon Senior Securities
     None.

ITEM 4.  Submission of Matters to a Vote of Security Holders
     None.

ITEM 5.  Other Information
     None.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

         See the Exhibit Index for a list of the exhibits to this Report.

(b)  Reports on Form 8-K

         No reports on Form 8-K were filed by any of the Registrants during the quarterly period covered by this Report.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, each of the Registrants has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CHILES OFFSHORE LLC
                              CHILES OFFSHORE FINANCE CORP.
                              CHILES COLUMBUS LLC
                              CHILES MAGELLAN LLC

                              By:  /s/ Dick H. Fagerstal
                                  --------------------------------------------
                                   Dick H. Fagerstal
                                   Senior Vice President, Chief Financial
                                   Officer and Secretary




                              By:  /s/ William A. Thorogood
                                  --------------------------------------------
                                   William A. Thorogood
                                   Vice President - Controller



Dated:  November 13, 1998

                                  EXHIBIT INDEX

3.1 Limited Liability Company Certificate of Chiles Offshore LLC (incorporated by reference to Exhibit 3.1 to the Registrants' Registration Statement on Form S-4 (Registration No. 333-57325))

3.2 Amended and Restated Operating Agreement, dated as of December 16, 1997, among the members of Chiles Offshore LLC (incorporated by reference to Exhibit 3.2 to the Registrants' Registration Statement on Form S-4 (Registration No. 333-57325))

3.3 Amendment No. 1, dated effective as of April 28, 1998, to Amended and Restated Operating Agreement of Chiles Offshore LLC, among the members of Chiles Offshore LLC (incorporated by reference to Exhibit 3.3 to the Registrants' Registration Statement on Form S-4 (Registration No. 333-57325))

3.4 Certificate of Incorporation of Chiles Offshore Finance Corp. (incorporated by reference to Exhibit 3.4 to the Registrants' Registration Statement on Form S-4 (Registration No. 333-57325))

3.5      Bylaws of Chiles Offshore Finance Corp. (incorporated by reference to
         Exhibit 3.5 to the Registrants' Registration Statement on Form S-4 (Registration No. 333-57325))

3.6 Certificate of Formation of Chiles Columbus LLC (incorporated by reference to Exhibit 3.6 to the Registrants' Registration Statement on Form S-4 (Registration No. 333-57325))

3.7 Limited Liability Company Agreement of Chiles Columbus LLC (incorporated by reference to Exhibit 3.7 to the Registrants' Registration Statement on Form S-4 (Registration No. 333-57325))

3.8 Certificate of Formation of Chiles Magellan LLC (incorporated by reference to Exhibit 3.8 to the Registrants' Registration Statement on Form S-4 (Registration No. 333-57325))

3.9 Limited Liability Company Agreement of Chiles Magellan LLC (incorporated by reference to Exhibit 3.9 to the Registrants' Registration Statement on Form S-4 (Registration No. 333-57325))

4.1 Indenture, dated as of April 29, 1998, among the Registrants and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrants' Registration Statement on Form S-4 (Registration No. 333-57325))

4.2      Form of Note (included in Exhibit 4.1 as Exhibit B thereto)

4.3 Registration Rights Agreement, dated as of April 29, 1998, among the Registrants, Credit Suisse First Boston Corporation and Wasserstein Perella Securities, Inc. (incorporated by reference to Exhibit 4.4 to the Registrants' Registration Statement on Form S-4 (Registration No. 333-57325))

27.1     Financial Data Schedule (filed herewith)