Form 10-K405
period 1998-12-31
CHILES OFFSHORE LLC
filed 1999-03-29
CIK 1052667

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
  (MARK ONE)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

         Indicate by check mark whether each of the registrants: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that such registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ X ] No[ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the voting and non-voting common equity held by non-affiliates is indeterminable as there is no established public trading market for the common equity.

         As of March 1, 1999, 1,000 shares of the common stock of Chiles Offshore Finance Corp. were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: None


HO1:\145394\11\346Q11!.DOC\73293.0016

                               CHILES OFFSHORE LLC
                          CHILES OFFSHORE FINANCE CORP.
                               CHILES COLUMBUS LLC
                               CHILES MAGELLAN LLC

              FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                                No.

PART I
Item 1.           Business..................................................................................      3
Item 2.           Properties................................................................................     10
Item 3.           Legal Proceedings.........................................................................     10
Item 4.           Submission of Matters to a Vote of Security Holders.......................................     10

PART II

Item 5.           Market for Registrants' Common Equity and Related Stockholder Matters.....................     11
Item 6.           Selected Financial Data...................................................................     11
Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations.....     11
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk................................     15
Item 8.           Financial Statements and Supplementary Data...............................................     16
                           Consolidated Financial Statements................................................     17
                           Notes to Consolidated Financial Statements.......................................     21
Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......     27

PART III

Item 10.          Directors and Executive Officers of the Registrants.......................................     27
Item 11.          Executive Compensation....................................................................     30
Item 12.          Security Ownership of Certain Beneficial Owners and Management............................     34
Item 13.          Certain Relationships and Related Transactions............................................     36

PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................     40
Signatures        ..........................................................................................     41


                                     PART I


ITEM 1.  BUSINESS

THE COMPANY

         Chiles Offshore LLC, a Delaware limited liability company ("Chiles Offshore"), was formed in August 1997 for the purpose of constructing, owning and operating state-of-the-art premium offshore jackup drilling rigs. Unless the context otherwise requires, references herein to the "Company" shall mean Chiles Offshore together with its wholly owned subsidiaries, Chiles Columbus LLC, a Delaware limited liability company formed in April 1998, and Chiles Magellan LLC, a Delaware limited liability company formed in April 1998 (each an "Owner"), and Chiles Offshore Finance Corp., a Delaware corporation incorporated in April 1998.

         In 1997, the Company commenced construction of two state-of-the-art premium offshore jackup drilling rigs at the AMFELS, Inc. ("AMFELS") shipyard in Brownsville, Texas under fixed-price contracts. The first rig, the Chiles Columbus, is a LeTourneau Enhanced 116-C design and the second, the Chiles Magellan, is a LeTourneau Super 116 design (together, the "Rigs"). The Company expects that it will pay, net of capitalized interest, $83.5 million and $87.8 million, respectively, in total construction and outfitting costs for the Rigs. The Company and AMFELS have scheduled the Rigs for delivery in April and September 1999, respectively. See "--The Construction Contracts" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--General."

         SEACOR SMIT Inc. ("SEACOR"), operator of the second largest fleet of offshore service vessels in the world, has invested $35.0 million, through SEACOR Offshore Rigs Inc. ("SEACOR Rigs"), a wholly owned subsidiary of SEACOR, for approximately 55.4% of the outstanding equity interests in the Company. SEACOR is a Delaware corporation whose common stock is listed for trading on the New York Stock Exchange under the symbol "CKH." The remaining equity interests in the Company are held by private investors, including the original founders and senior management. See "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions."


THE RIGS

         Jackup rigs are the largest category of mobile offshore drilling units, representing approximately 60% of such units. A mobile offshore drilling unit consists of a drilling package mounted on a hull, which is maintained at a specific location during drilling operations. The drilling package typically consists of a power plant, hoisting equipment, a rotary system, tubulars and systems for mud treating and pumping, well control and the handling of bulk materials. The specifications of the drilling package determine the capability of the rig to drill to various depths and penetrate certain sub-surface environments. The drilling unit also includes the living quarters, heliport, cranes and other equipment necessary to support the drilling operations. The design of the particular drilling unit determines the marine environment in which it can operate.

         Several factors determine the type of rig most suitable for a particular project, the more significant of which are the marine environment, water depth and seabed conditions at the proposed drilling location, whether the drilling is being done over a platform or other structure, the intended well depth and variable deck load and well control requirements. Considerable variation in utilization and dayrates often exists for different types of rigs, primarily as a function of their capabilities and location.

         Jackup rigs are mobile, self-elevating drilling platforms equipped with legs that are lowered to the ocean floor until a foundation is established to support the drilling platform. A jackup rig consists of the hull, jacking system, drilling equipment, crew quarters, loading and unloading facilities, storage areas, heliport and other related equipment. Oil and gas exploration companies use jackup rigs extensively for offshore drilling in water depths from 20 feet to 350 feet. A jackup rig is towed to the drillsite with its hull riding in the sea and its legs retracted. At the drillsite, the legs are jacked down to the ocean floor until the hull has been elevated a sufficient distance above the water to allow storm waves to pass beneath. After completion of drilling operations, the hull is lowered until it rests in the water and then the legs are retracted for relocation to another drillsite.

         The nature of the seabed at a particular drilling location dictates the appropriate rig-leg configuration of the jackup rig to be used. Some jackup rigs have a lower hull (mat) attached to the bottom of the rig legs, while others have independent legs. A mat-supported rig provides a stable foundation in flat soft-bottom areas, while independent-leg rigs are better suited for harder or uneven seabed conditions.

         Jackup rigs can be generally characterized as either slot jackup rigs or cantilevered jackup rigs. Slot-design rigs are configured for drilling operations to take place through a slot in the hull. A slot design is appropriate for drilling exploratory wells in the absence of any existing permanent structure, such as a production platform, although some slot design rigs are capable of drilling over certain production platforms. A cantilevered jackup rig can extend its drill floor and derrick over an existing, fixed structure, thereby permitting the rig to drill or work over a well located on such a structure.

         Jackup rigs vary a great deal in size and capability. The Company defines premium jackup rigs as cantilevered, independent-leg, jackup rigs capable of operating in water depths of 300 feet or greater, excluding (due to their substantially higher construction cost) the class of jackup rigs built for service in "harsh environments," such as the North Sea and Eastern Canada.

         The Rigs being constructed by the Company consist of one LeTourneau Enhanced 116-C jackup rig and one LeTourneau Super 116 jackup rig, both of which are improved versions of the most versatile and popular design in the worldwide jackup rig fleet (the LeTourneau 116-C). The hulls, machinery and outfitting are identical on the two Rigs and are based on the larger LeTourneau Super 116 design. The only difference is that the LeTourneau Super 116 design has a leg that has been designed to a higher specification while the LeTourneau Enhanced 116-C design is based on a LeTourneau 116-C design that has subsequently been strengthened to carry the larger LeTourneau Super 116 hull and longer legs. The Rigs will have capabilities that exceed those of typical existing premium jackup rigs, including increased engine horsepower, increased hydraulic horsepower and an enlarged mud handling and solids control system. The Rigs will also incorporate such features as digital drilling controls, dual pipe handling, pipe handling robotics, and a drillpipe identification and tracking system.

         It is anticipated that the Rigs will fly the Panamanian flag, with an "A1--Self Elevating Drilling Unit" certification from the American Bureau of Shipping.

MARKET OVERVIEW

         The offshore contract drilling business is influenced by a number of factors, including the current and anticipated prices of oil and natural gas, the expenditures by oil and gas companies for exploration and development and the availability of drilling rigs. In addition, demand for drilling services remains dependent on a variety of political and economic factors beyond the Company's control, including worldwide demand for oil and natural gas, the ability of the Organization of Petroleum Exporting Countries ("OPEC") to set and maintain production levels and pricing, the level of production of non-OPEC countries and the policies of the various governments regarding exploration and development of their oil and natural gas reserves.

         The Company expects to focus its operations initially on the Gulf of Mexico market, which is the largest single market for jackup rigs in the world and which features the presence of an established pipeline and production infrastructure. Due to the Company's initial focus on the Gulf of Mexico, the Company's business and operations will be particularly dependent upon the condition of the oil and natural gas industry in the Gulf of Mexico and on the exploration and production expenditures of oil and gas companies there.

         Historically, the offshore contract drilling industry has been highly competitive and cyclical, with periods of high demand, short rig supply and high dayrates followed by periods of low demand, excess rig supply and low dayrates. During the latter half of 1998, the decline in product prices in the oil and gas industry resulted in reduced dayrates and decreased utilization. These conditions have negatively impacted most markets worldwide, particularly the Gulf of Mexico jackup market. Sustained weak commodity prices, economic problems in countries outside the United States, or a number of other factors beyond the Company's control could further curtail spending by oil and gas companies. Therefore, the Company cannot predict whether or not current market conditions will improve or deteriorate further, or to what extent. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook."

         The Rigs currently are under construction and the Company will not receive any material revenues unless and until the Rigs achieve commercial operation. As with any major construction undertaking, completion of the Rigs could be delayed or prevented, or cost overruns could be incurred, as a result of numerous factors, many of which are beyond the Company's control. No assurance can be given that the Rigs will be successfully constructed or, if constructed, completed on time. If the Rigs are not completed on time or are not capable of operating according to their respective design specifications, in certain circumstances, the applicable Scheduled Delivery Date (as hereinafter defined) may be extended and, in certain other circumstances, termination of the applicable Construction Contract (as hereinafter defined) may be the Company's sole remedy for such failure. See "- The Construction Contracts." As of the date of this Report, the Company is actively marketing the Rigs although it has not executed a drilling contract for either of the Rigs. In addition, there is no assurance that any drilling contract that may be signed will be a term contract, i.e., any such contract or contracts may be "well-to-well," and the Company may market the Rigs on that basis at any time and from time to time. Thus, there may be periods in the future when one or both of the Rigs are not under contract and thus, not producing revenues. Moreover, during any such period, the Company will continue incurring the expense of maintaining the affected Rig in the "stacked" mode pending execution of a contract. Finally, if a Rig is not working because of adverse demand conditions in the local market, the Company may incur unreimbursed expenses to mobilize the Rig from that market to another where demand conditions are more favorable.

THE CONSTRUCTION CONTRACTS

         Shipyard. The AMFELS shipyard, originally built and operated by Marathon LeTourneau, Inc., has a long-term commitment to the offshore drilling industry and many of the key personnel who designed and built LeTourneau jackup rigs in the past are currently working there. The shipyard's newbuilding construction experience includes 24 jackup rigs and two semisubmersibles. AMFELS is 100% owned by Keppel FELS, Ltd., an established international shipyard and engineering group based in Singapore.

         Scheduled Delivery Dates. The scheduled delivery dates (each, a "Scheduled Delivery Date") of the Rigs are staggered. The Scheduled Delivery Date of the Chiles Columbus is April 30, 1999 and the Scheduled Delivery Date of the Chiles Magellan is September 10, 1999; provided, however, that the Scheduled Delivery Date will be extended by the applicable period in the event of any delay caused by an act or omission of the Company, including failure to timely deliver to AMFELS any equipment to be furnished by the Company, delays caused by the American Bureau of Shipping or any governmental agency, changes, events of force majeure under the applicable Platform Construction Contract with AMFELS for each Rig (the "Construction Contract"), or inability or failure of LeTourneau, Inc. ("LeTourneau") to perform its obligations under the applicable
(i) License Agreement or (ii) Kit Construction Agreement, in each case between AMFELS and LeTourneau and dated April 30, 1997 (with respect to the Chiles Columbus) and August 1, 1997 (with respect to the Chiles Magellan) (collectively, the "LeTourneau Agreements"), or if all subjects and conditions under the applicable LeTourneau Agreements are not fully and timely met, and the Scheduled Delivery Date may be extended if a customer requires alterations to the existing Rig specifications for a particular job requirement. In addition, the Company has procured "delay-in-delivery" insurance that provides for coverage of $30,000 per day per Rig up to a maximum of 360 days for delays in excess of 30 days, up to a total combined limit of $21.6 million for both Rigs. Generally, such insurance provides coverage in the event of delays resulting from certain events, including physical loss or damage to the Rigs or the AMFELS shipyard during construction as a result of named perils, including labor disturbances; delays in delivery of materials required for construction as a result of such events; and delays resulting from restricted access to the shipyard as a result of such events. However, the coverage provided under such insurance is subject to significant exceptions and would not provide protection against certain delays in delivery. Such exceptions include exclusion of coverage for any loss, damage or liability arising from operations in or with certain countries or from activities prohibited by U.S. law and regulations; certain radiation hazards; repair or alteration of design faults; certain losses, damages and liabilities associated with collision liability; certain losses, damages and liabilities arising with respect to cargo or property of others on board the Rigs; certain losses, damages and liabilities arising as a result of strikes, terrorists and war risks; certain punitive or exemplary damages; and certain losses arising out of abandonment and/or non-commencement of construction.

         Construction Costs. The construction costs for the Chiles Columbus are expected to be approximately $83.5 million and the construction costs for the Chiles Magellan are expected to be approximately $87.8 million, in each case net of capitalized interest.

         Termination of the Construction Contracts. The Company may terminate a Construction Contract upon the occurrence of certain events of default by AMFELS. The events of default include the failure by AMFELS to perform, or the breach by AMFELS of, any of its covenants, agreements or undertakings under the applicable Construction Contract that AMFELS has failed to commence diligently to cure within thirty (30) days or which remains uncured for ninety (90) days, in each case after notice thereof by the Company to AMFELS, including such a failure to deliver the respective Rig by its Scheduled Delivery Date. In addition, a Construction Contract will be automatically terminated if, prior to delivery of the related Rig, an actual or constructive total loss occurs with respect to such Rig.

         Warranty of Quality. For a period of 12 months following the date of delivery of a Rig, AMFELS warrants to the Company that (i) AMFELS's workmanship and materials shall be free from material defects, (ii) systems designed, supplied and installed by AMFELS will perform the functions intended by the applicable Construction Contract and the specifications thereunder and (iii) the components of the equipment manufactured by LeTourneau shall be free from material defects in LeTourneau's workmanship and material and shall perform in accordance with the applicable LeTourneau Agreement and the related specifications (the "Warranty"). The Warranty commences on the date of delivery of the applicable Rig to the Company and expires 12 months thereafter (provided, however, that if any of the equipment of the applicable Rig is put into service prior to such delivery, the Warranty period begins with the commencement of such service or operation insofar as such equipment is concerned) and is subject to certain limitations set forth in the applicable Construction Contract. The Warranty does not apply to any part of a Rig which has been misused, or structurally repaired or altered by anyone other than AMFELS or its duly authorized representative, or has been damaged because of its use, or the use of any other materials or equipment, after the Company (or any other person or firm operating the Rig or its equipment) has knowledge of such defect. Except for certain components of the equipment manufactured by LeTourneau, equipment or other components of the Rig sold to the Company pursuant to the Construction Contract but not manufactured by AMFELS are not warranted to any extent by AMFELS.

         Pursuant to the Assignment, Assumption, Acknowledgement and Consent Agreement, dated as of April 23, 1998, among the Company, the Owners and AMFELS, the Company assigned to Chiles Columbus LLC the Construction Contract for the Chiles Columbus, and to Chiles Magellan LLC the Construction Contract for the Chiles Magellan.

COMPETITION

         The contract drilling industry is highly competitive. Customers sometimes award contracts on a competitive bid basis, and although a customer selecting a rig may consider, among other things, a contractor's safety record, crew quality and quality of service and equipment, price is the major factor in determining the selection of a drilling contractor. The Company believes that competition for drilling contracts will continue to be intense for the foreseeable future because of the ability of contractors to move rigs from areas of low utilization and dayrates to areas of greater activity and relatively higher dayrates. Such movement or a decrease in drilling activity in any major market could further depress dayrates and could adversely affect utilization of the Company's Rigs. Substantially all of the Company's competitors are much larger and more established companies with greater financial resources than the Company. See "--Offshore Contract Drilling Services."

OFFSHORE CONTRACT DRILLING SERVICES

         The Company's contracts to provide offshore drilling services are expected to vary in their terms and provisions. The Company expects that it may obtain contracts through competitive bidding, although the Company may also be awarded drilling contracts without competitive bidding. Drilling contracts generally provide for a basic drilling rate on a fixed dayrate basis regardless of whether such drilling results in a successful well. Drilling contracts may also provide for lower rates during periods when a rig is being moved or when drilling operations are interrupted or restricted by equipment breakdowns, adverse weather or water conditions or other conditions beyond the control of the Company. Under dayrate contracts, the Company would generally expect to pay the operating expenses of the Rig, including wages and the cost of incidental supplies. Revenues from dayrate contracts are expected to account for a substantial portion of the Company's revenues. In addition, the Company may work a Rig under dayrate contracts pursuant to which the customer also agrees to pay the Company an incentive bonus based upon performance.

         A dayrate drilling contract generally extends over a period of time covering either the drilling of a single well, a group of wells (a "well-to-well contract") or a stated term (a "term contract") and may be terminated by the customer in the event the drilling unit is destroyed or lost or if drilling operations are suspended for a specified period of time as a result of a breakdown of major equipment or in some cases due to other events beyond the control of either party. In addition, it is expected that certain of the Company's contracts may permit the customer to terminate the contract early by giving notice and in some circumstances may require the payment of an early termination fee by the customer. The contract term in many instances may be extended by the customer exercising options for the drilling of additional wells at fixed or mutually agreed terms, including dayrates.

         The duration of offshore drilling contracts is generally determined by market demand and the respective management strategy of the offshore drilling contractor and its customers. In periods of rising demand for offshore rigs, contractors typically prefer well-to-well contracts that give contractors the flexibility to profit from increasing dayrates. In contrast, during these periods customers with reasonably definite drilling programs typically prefer longer term contracts to maintain drilling prices at the lowest level possible. Conversely, in periods of decreasing demand for offshore rigs, contractors generally prefer longer term contracts to preserve dayrates at existing levels and ensure utilization, while the customers prefer well-to-well contracts that allow them to obtain the benefit of lower dayrates. In general, the Company intends to seek a reasonable balance of single well, well-to-well and term contracts to minimize the downside impact of a decline in the market while still participating in the benefit of increasing dayrates in a rising market.

         The Company's operations will be subject to the many hazards inherent in the offshore drilling business, including blowouts, craterings, fires, collisions and groundings of drilling equipment, which could cause substantial damage to the environment, and damage or loss from adverse weather and sea conditions. These hazards could also cause personal injury and loss of life, suspend drilling operations or seriously damage or destroy the property and equipment involved and, in addition to environmental damage, could cause substantial damage to producing formations and surrounding areas. The Company's offshore drilling equipment will also be subject to hazards inherent in marine operations, such as capsizing, grounding, collision, damage from weather or sea conditions or unsound location. In addition, the Company may be subject to liability for oil spills, reservoir damage and other accidents that could cause substantial damages.

         Although as of the date of this Report the Company has received no revenues from external customers attributable to foreign countries, and the Company's long-lived assets are currently located in the United States, in the future all or a portion of the revenues from operation of the Rigs may be derived from foreign operations and be subject, in varying degrees, to risks inherent in doing business abroad. The Company's non-U.S. operations will be subject to certain political, economic and other uncertainties not encountered in U.S. operations, including risks of war and civil disturbances (or other risks that may limit or disrupt markets), expropriation and the general hazards associated with the assertion of national sovereignty over certain areas in which operations are conducted. The Company's operations outside the United States may face the additional risk of fluctuating currency values, hard currency shortages, controls of currency exchange and repatriation of income or capital.

GOVERNMENTAL REGULATION

         The Company's operations will be subject to numerous federal, state and local environmental laws and regulations that relate directly or indirectly to its operations, including certain regulations controlling the discharge of materials into the environment, requiring removal and clean-up under certain circumstances, or otherwise relating to the protection of the environment. For example, the Company may be liable for damages and costs incurred in connection with oil spills for which it is held responsible. Laws and regulations protecting the environment have become increasingly stringent in recent years and may in certain circumstances impose "strict liability" and render a company liable for environmental damage without regard to negligence or fault on the part of such company. Such laws and regulations may expose the Company to liability for the conduct of or conditions caused by others, or for acts of the Company that were in compliance with all applicable laws at the time such acts were performed. The application of these requirements or the adoption of new requirements could have a material adverse effect on the Company.

         The United States Oil Pollution Act of 1990 ("OPA '90") and similar legislation enacted in Texas, Louisiana and other coastal states address oil spill prevention and control and significantly expand liability exposure across all segments of the oil and gas industry. OPA '90, such similar legislation and related regulations impose a variety of obligations on the Company related to the prevention of oil spills and liability for damages resulting from such spills. OPA '90 imposes strict, and with limited exceptions, joint and several liability upon each responsible party for oil removal costs and a variety of public and private damages. OPA '90 also imposes ongoing financial responsibility requirements on a responsible party. A failure to comply with such ongoing requirements or inadequate cooperation in a spill may subject a responsible party, including in some cases the Company, to civil or criminal enforcement action. OPA '90 also requires the U.S. Minerals Management Service to promulgate regulations to implement the financial responsibility requirements for offshore facilities. If implemented as written, the financial responsibility requirements of OPA '90 could have the effect of significantly increasing the amount of financial responsibility that oil and gas operators must demonstrate to comply with OPA '90. While industry groups and marine insurance carriers are seeking modification of these requirements, implementation of these requirements in their current form could adversely affect the ability of some of the Company's prospective customers to operate in U.S. waters, which could have a material adverse effect on the Company.

         The Federal Water Pollution Control Act of 1972, commonly referred to as the Clean Water Act ("CWA"), prohibits the discharge of certain substances into the navigable waters of the U.S. without a permit. The regulations implementing the CWA require permits to be obtained by an operator before certain exploration or drilling activities occur. Violations of monitoring, reporting and permitting requirements can result in the imposition of civil and criminal penalties. The provisions of the CWA can also be enforced by citizens' groups. Many states have similar laws and regulations.

         The Outer Continental Shelf Lands Act authorizes regulations relating to safety and environmental protection applicable to lessees and permittees operating on the Outer Continental Shelf. Specific design and operational standards may apply to Outer Continental Shelf vessels, rigs, platforms, vehicles and structures. Violation of lease terms relating to environmental matters or regulations issued pursuant to the Outer Continental Shelf Lands Act can result in substantial civil and criminal penalties as well as potential court injunctions curtailing operations and the cancellation of leases. Such enforcement liabilities can result from either governmental or citizen prosecution.

         The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), currently exempts crude oil, and the Resource Conservation and Recovery Act, as amended ("RCRA"), currently exempts certain drilling materials, such as drilling fluids and production waters, from the definitions of hazardous substances and hazardous wastes. However, the Company's operations may involve the generation, use or handling of other materials, such as fracturing fluids or acids, that may be classified as environmentally hazardous substances or waste, and that are subject to RCRA and comparable state statutes. There can be no assurance that such exemptions will be preserved in future amendments of such acts, if any, or that more stringent laws and regulations protecting the environment will not be adopted. The Environmental Protection Agency ("EPA") and various state agencies have limited the disposal options for certain hazardous and nonhazardous wastes and are considering the adoption of stricter handling and disposal standards for nonhazardous wastes. CERCLA assigns strict liability to each responsible party, as defined, for all response and remediation costs, as well as natural resource damages. Few defenses exist to the liability imposed by CERCLA.

         The operations of the Company are subject to the Clean Air Act, as amended, and comparable state statutes. Traditional air quality programs relating to the prevention of significant deterioration of air quality in areas with unacceptable pollution levels ("nonattainment areas") restrict drilling in affected areas. Amendments to the Clean Air Act were adopted in 1990 and contain provisions that may result in the imposition over the next decade of certain requirements with respect to air emissions, which requirements may require capital expenditures by the Company. Any greater degree of regulation in nonattainment areas would increase the cost associated with operation in those areas.

INDEMNIFICATION AND INSURANCE

         The Company generally expects to be able to obtain contractual indemnification pursuant to which the Company's customers would agree to protect and indemnify the Company to some degree from liability for reservoir, pollution and environmental damages, but there can be no assurance that the Company can obtain such indemnities in all of its contracts, that the level of indemnification that can be obtained will be meaningful, that such indemnification agreements will be enforceable or that the customer will be financially able to comply with its indemnity obligations. In addition, the Company expects to maintain insurance coverage against "loss-of-hire," property damage, war risk (in the case of certain operations outside the U.S.), general liability and environmental liabilities, including pollution caused by sudden and accidental oil spills, but there can be no assurance that such insurance will continue to be available or carried by the Company or if available and carried will be adequate to cover the Company's loss or liability in many circumstances. Moreover, any such insurance is expected to be subject to substantial deductibles and to provide for premium adjustments based on claims.

SENIOR NOTES


         In September 1998, in a registered exchange offer (the "Exchange Offer"), Chiles Offshore and Chiles Offshore Finance Corp. (collectively, the "Issuers") issued $110,000,000 in aggregate principal amount of the 10% Senior Notes due 2008 (the "Notes") of the Issuers in exchange for a like principal amount of the issued and outstanding 10% Senior Notes due 2008 (the "Old Notes") of the Issuers. The Old Notes were issued in a private placement in April 1998. The Company received net proceeds of $105.5 million from the issuance and sale of the Old Notes. All of such proceeds were deposited with an escrow agent and may be withdrawn from escrow solely to pay interest on the Notes through the first two semi-annual interest payment dates (November 1, 1998 and May 1, 1999), to pay a portion of the construction costs of the Rigs and to provide working capital. In the Exchange Offer, all of the Old Notes issued in the private placement were exchanged for substantially identical Notes that were registered under the Securities Act of 1933, as amended (the "Securities Act"). The Owners (in their capacity as guarantors of the Notes, the "Guarantors") fully and unconditionally guaranteed the Notes (the "Guarantees") on an unsecured senior basis. The Bank Facility described below is secured by substantially all of the assets of the Company, including the Rigs, other than the escrowed proceeds of the Notes offering. The Notes and Guarantees were offered under an Indenture dated as of April 29, 1998 (the "Indenture") among the Issuers, the Guarantors and U.S. Bank Trust National Association, as Trustee.


         The Indenture contains covenants that, among other things, limit the ability of the Company to (i) incur any additional indebtedness, (ii) pay dividends or make certain other similar payments, (iii) restrict distributions from subsidiaries, (iv) sell assets, (v) enter into transactions with affiliates, (vi) sell or issue capital stock of subsidiaries, (vii) incur liens other than permitted liens, (viii) enter into sale/leaseback transactions, (ix) enter into certain mergers and consolidations, (x) conduct certain business activities, (xi) impair the security interest in the escrowed proceeds of the Notes offering and (xii) amend the escrow agreement pursuant to which the offering proceeds are escrowed. The Indenture also contains a covenant requiring the Company to maintain certain levels of insurance on the Rigs.

DESCRIPTION OF BANK FACILITY


         The following description of certain material provisions of certain indebtedness of the Company does not purport to be complete, and is subject to, and is qualified in its entirety by reference to, the forms of such instruments, copies of which are filed as exhibits to this Report.

         The Company entered into a $25.0 million bank credit agreement (the "Bank Facility"), which was arranged by Nederlandse Scheepshypotheek Bank N.V. and MeesPierson Capital Corp., effective as of April 29, 1998. The Bank Facility provides for a $25.0 million revolving credit facility maturing December 31, 2004. Borrowings under the Bank Facility may be repaid and reborrowed during the term thereof and will bear interest at a per annum rate equal to LIBOR plus a margin of 1.25%. Subject to satisfaction of customary conditions precedent, including that there shall have occurred no material adverse change with respect to the Company or its business, assets, properties, condition (financial or otherwise) or prospects since the date of execution of the Bank Facility, availability under the Bank Facility will commence upon the first delivery of a Rig. Until the commencement of availability, the Company is required to pay quarterly in arrears a commitment fee equal to 0.25% per annum on the undrawn amount of the Bank Facility, thereafter increased to 0.50% per annum.

         The Bank Facility is guaranteed by the Owners and such guarantees are secured by first priority mortgages on the Rigs, assignments of earnings of the Rigs (which may continue to be collected by the Company unless there occurs an event of default) and assignments of insurance proceeds.

         The Bank Facility contains customary affirmative covenants, representations and warranties and is cross-defaulted to the Notes; provided, however, should there occur an event of default under the Bank Facility (other than arising from enforcement actions undertaken by a holder of other indebtedness of the Company, enforcement actions arising from in rem claims against either of the Rigs or bankruptcy events with respect to the Company or an Owner), the lenders under the Bank Facility have agreed on a one-time basis not to enforce remedies for a period of 60 days during which the holders of the Notes ("Noteholders") or the Company may cure such event of default or prepay all of the indebtedness outstanding under the Bank Facility. The Bank Facility also contains certain negative covenants applicable to the Company and the Guarantors, including prohibitions against the following: certain liens on the collateral under the Bank Facility; material changes in the nature of their business; sale or pledge of any Guarantor's membership interests; sale or disposition of any Rig or other substantial assets; certain changes in office locations; consolidations or mergers; certain Restricted Payments (as defined in the Bank Facility), including distributions on membership interests in Chiles Offshore (the "Membership Interests"); the exercise of a right to call the Notes; or any material amendment or modification of the Indenture. The Bank Facility further requires the Company to prevent the Guarantors from making certain loans and advances, except in their normal course of business or to certain affiliates; assuming, guaranteeing or (except in their ordinary course of business) otherwise becoming liable in connection with any obligations other than guaranties for the benefit of the lenders under the Bank Facility, guaranties in favor of the Noteholders or pre-existing guaranties; paying out any funds, except in their ordinary course of business for the business of the Company or service of certain indebtedness permitted under the Bank Facility; and issuing or disposing of any of their own membership interests (except to the Company). In addition, the Bank Facility requires that the fair market value of the Rigs, as determined by appraisers appointed by the lenders thereunder, at all times equals or exceeds an amount equal to 130% of outstanding indebtedness under the Bank Facility.

EMPLOYEES

         As of March 1, 1999, the Company had 53 employees. The Company believes that its employee relations are good.


ITEM 2.  PROPERTIES

         The Company leases approximately 5,345 square feet of office space located at 11200 Westheimer, Suite 410, Houston, Texas 77042-3227, where its telephone number is (713) 339-3777. See "Certain Relationships and Related Transactions - Guarantee of Office Lease."


ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any litigation as of the date of this Report.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders of any of the Registrants during the fourth quarter of 1998.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Membership Interests in Chiles Offshore are not publicly traded, and therefore have no established market price. On March 1, 1999, there were 73 Members (as hereinafter defined) of Chiles Offshore. Chiles Columbus LLC, Chiles Magellan LLC and Chiles Offshore Finance Corp. are each wholly owned subsidiaries of Chiles Offshore. No cash dividends have been declared on the Membership Interests, and no retained earnings are available for the payment of dividends as of December 31, 1998.


ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data are derived from the financial statements of the Company as of and for the periods presented. The selected financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements (including the Notes thereto) included elsewhere in this Report.

                                                                                     PERIOD FROM INCEPTION
SIX MONTHS ENDED                                                 YEAR ENDED             (AUGUST 5, 1997)
PERIOD FROM INCEPTION                                        DECEMBER 31, 1998       TO DECEMBER 31, 1997
                                                             -----------------       --------------------
                                                                                      TO DECEMBER 31,1997
INCOME STATEMENT DATA:
Total revenues...........................................    $       --                $       --
Operating expenses:
     Contract drilling...................................            --                        --
     General and administrative..........................          766,744                   376,089
     Depreciation........................................           56,235                     5,953
Operating loss...........................................          822,979                   382,042
Interest expense, net of interest capitalized............        2,386,645                     --
Interest income..........................................        3,382,883                    72,930
Net income (loss)........................................          173,259                  (309,112)

OTHER FINANCIAL DATA:
Cash provided by (used in) operating activities..........    $     924,735                $3,571,349
Cash used in investing activities........................      (76,552,137)               (5,215,116)
Cash provided by financing activities....................      105,499,797                33,984,884


                                                              DECEMBER 31, 1998       DECEMBER 31, 1997
                                                              -----------------       -----------------
BALANCE SHEET DATA:
Working capital..........................................    $     9,676,935           $    28,401,504
Rigs under construction and equipment, net...............        111,724,637                35,020,091
Total assets.............................................        178,432,724                67,398,320
Members' equity..........................................         63,594,854                63,421,595


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company (including the Notes thereto) included elsewhere in this Annual Report on Form 10-K.

         The Company is a development stage company formed in August 1997 for the purpose of constructing, owning and operating a fleet of state-of-the-art premium offshore jackup drilling rigs. At formation of the Company, COI, LLC (a Delaware limited liability company formed by members of management of the Company and certain other investors) ("COI") contributed $0.36 million in cash to the capital of the Company and assets with an agreed-upon value of $8.5 million and a historical cost of $2.3 million. The difference of $6.2 million between such agreed-upon value and historical cost has been recorded on the balance sheet of the Company as "Rigs under construction and equipment". At formation of the Company and in the final phase of the Company's equity financing, which was completed in December 1997 (the "Equity Financing"), SEACOR Rigs contributed an aggregate of $35.0 million in cash. Other accredited investors contributed $20.0 million in cash in the Equity Financing.


         In April 1998, the Company completed the private placement of $110.0 million of the Old Notes. The Company received net proceeds of $105.5 million from the issuance and sale of the Old Notes. Also in April 1998, the Company entered into the $25.0 million Bank Facility. In September 1998, the Company completed the registered Exchange Offer for the Old Notes issued in the private placement. In the Exchange Offer, all of the Old Notes issued in the private placement were exchanged for substantially identical Notes that were registered under the Securities Act.


         The Company is constructing the Rigs at the AMFELS shipyard in Brownsville, Texas. The Company is currently engaged in rig-related design, engineering, procurement and construction activities and is preparing for the commencement of business operations of the Rigs. As of December 31, 1998, the Company had approximately $62.2 million of cash on hand, substantially all of which was restricted for construction of the Rigs and the second semi-annual interest payment on the Notes. The Company has been informed by the shipyard that, as of December 31, 1998, construction of the Chiles Columbus was approximately 79% complete and construction of the Chiles Magellan was approximately 36% complete.


DEVELOPMENT STAGE COMPANY


         The Company has operated as a development stage company since inception by devoting substantially all of its efforts to designing, engineering and contracting with shipyards and vendors for the Rigs, raising capital, employing personnel and securing contracts for the Rigs. The Company has not generated operating revenues, nor is there any assurance that the Company will generate significant operating revenues until the Rigs are placed in service. In addition, there can be no assurance that the Company will successfully complete the transition from a development stage company to successful operations. Additional risk factors associated with the Company's operations include, but are not limited to, oil and gas prices, capital expenditure plans of oil and gas operators, access to capital, completion of construction of the Rigs and competition. As a result of the aforementioned factors and the related uncertainties, there can be no assurance of the Company's future success.


        Since inception, the Company has had a loss from operations of approximately $1.2 million through December 31, 1998. The Company's management is currently pursuing a business strategy that includes obtaining drilling contracts with oil and gas operators, employment of rig personnel, completing the construction of the Rigs and the purchase of drilling equipment, and overseeing the construction of the Rigs and installation of the drilling equipment. There can be no assurance that this business strategy will be achieved. While pursuing this business strategy, the Company will experience cash flow deficits until construction is completed and the Rigs are placed in operation. As a result of these conditions, a doubt exists as to the Company's ability to continue as a going concern until the Rigs are placed in service and the Company is able to achieve successful operations. The Company's financial statements included elsewhere herein do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


RESULTS OF OPERATIONS


         Since inception, the Company has engaged in no operations other than managing construction of the Rigs and related matters. The Company has not generated any operating revenues to date. From inception to December 31, 1998, the Company has had a net loss of approximately $0.14 million as a result of general and administrative expenses, interest expense and depreciation in excess of interest income. For the year ended December 31, 1998, the Company had net income of approximately $0.17 million as a result of interest income in excess of general and administrative expenses, interest expense and depreciation. From inception to December 31, 1997, the Company had a net loss of approximately $0.3 million as a result of general and administrative expenses and depreciation in excess of interest income.


OUTLOOK


         The Company's business and operations are materially dependent upon the condition of the oil and natural gas industry and, specifically, the exploration and production expenditures of oil and gas companies. Due to the Company's initial focus on the Gulf of Mexico, the Company's business and operations will be particularly dependent upon the condition of the oil and natural gas industry in the Gulf of Mexico and on the exploration and production expenditures of oil and gas companies there. The offshore contract drilling industry historically has been and is expected to continue to be highly competitive and cyclical. During 1998, the decline in product prices in the oil and gas industry resulted in significantly reduced dayrates and decreased utilization, particularly in the Gulf of Mexico jackup market, and excess supply in such market. Sustained weak commodity prices, economic problems in countries outside the United States, or a number of other factors beyond the Company's control could further curtail spending by oil and gas companies. Although the Company is presently marketing the Rigs, as of the date of this Report the Company has not yet executed a contract with any oil and gas company for use of either of the Rigs upon delivery from the shipyard. While the Company anticipates that it will obtain drilling contracts for the Rigs, no assurance can be given that drilling contracts will be obtained, or obtained on a timely basis, nor can the Company predict that the dayrates payable under any drilling contract will be equal to or greater than the operating costs of the Rigs and other fixed costs, and current payment liabilities, including interest payable with respect to the Notes and drawings under the Bank Facility. In such event, the Company expects to use the Bank Facility, subject to the terms and conditions of the Bank Facility, to meet operating cost requirements and other current payment liabilities until market conditions improve. If depressed market conditions continue and availability under the Bank Facility is fully drawn or for any reason is unavailable, the Company would need to raise additional liquidity to sustain its operations and there is no assurance that the Company would be able to do so. The Company cannot predict whether or not current market conditions will improve or deteriorate further, or to what extent. The current trends in market conditions, if continued, would have a material adverse effect on the Company's future results of operations.

LIQUIDITY AND CAPITAL RESOURCES


         Since inception, the Company has had negative cash flow, excluding interest income, and has financed its operations with a combination of the sale of equity interests in the Company and the issuance and sale of the Old Notes. From January 1, 1999 through the scheduled delivery dates of the Rigs, the Company expects to incur approximately $69.0 million in aggregate costs to complete construction and outfitting of the Rigs, including internal construction costs and excluding net capitalized interest. The shipyard construction contracts are fixed-price contracts, except for any approved change orders, and approximately 95% of the aggregate cost of owner furnished equipment is fixed under firm delivery contracts with various vendors. The Company expects to finance these costs with the net cash proceeds of the Equity Financing completed in l997, the net proceeds from the issuance and sale of the Old Notes and the Bank Facility. Although availability under the Bank Facility will not commence prior to the delivery of the first of the two Rigs, the Company expects that with the net cash proceeds from the sale of equity interests and the Old Notes, in combination with the Bank Facility, it will be able to finance the construction and outfitting costs required to place the Rigs in service. As of December 31, 1998, the Company had approximately $62.2 million cash on hand, all of which was restricted for construction of the Rigs and the second semi-annual interest payment on the Notes. As of December 31, 1998, the Company had $110.0 million of long term debt related to the Notes. Additionally, when the first Rig is placed in operation, borrowings under the Bank Facility are expected to be available, subject to the terms and conditions of the Bank Facility, together with any cash flow from operations of such Rig, to cover the remaining construction, outfitting and overhead costs and working capital requirements associated with the second Rig. See "Business--Description of Bank Facility."


         Because the Rigs are newbuilds, the Company does not expect to incur material additional capital expenditures associated with the Rigs in the foreseeable future. The Company has not budgeted for any mobilization of either Rig from the shipyard into the operating area of the Gulf of Mexico, or to another market which, if it occurs, could materially increase Rig operating expense levels and reduce revenues while either Rig is in transit and not working. Any unanticipated capital expenditures or mobilizations could adversely affect cash flow from operations and operating income in the period incurred. Due to the current depressed industry market conditions, no assurance can be given that drilling contracts will be obtained for the Rigs, or obtained on a timely basis, or if obtained, that dayrates payable under such drilling contracts will be equal to or greater than the operating costs of the Rigs and other fixed costs and current payment liabilities, including interest payable with respect to the Notes and drawings under the Bank Facility. In such event, the Company expects to use the Bank Facility, subject to the terms and conditions of the Bank Facility, to meet operating cost requirements and other current payment liabilities until market conditions improve. The Company believes that the Bank Facility should be adequate to address any short-term liquidity needs created by such events. However, if depressed market conditions continue and availability under the Bank Facility is fully drawn or for any reason is unavailable, the Company would need to raise additional liquidity to sustain its operations and there is no assurance that the Company would be able to do so.


         In addition to capital requirements associated with Rig construction, the Company has significant debt service obligations, principally with respect to the Notes. As the Notes bear interest at a rate of 10% per annum, the Company will require $11.0 million per year to cover interest payments on the Notes as long as all of the Notes are outstanding. Semi-annual interest payments on the Notes are due on May 1 and November 1 and commenced on November 1, 1998. Interest on the Notes through May 1, 1999 will be paid from amounts held in restricted cash accounts. Thereafter, the Company expects to finance debt service on the Notes and on borrowings outstanding under the Bank Facility with cash flow from operations and, if necessary, additional borrowings under the Bank Facility. If cash flow from operations is insufficient to service the Company's debt, the Company would need to raise additional liquidity to sustain its operations and there is no assurance it would be able to do so.


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

         As of December 31, 1998, the Company has incurred nominal administrative cost in conducting its Y2K compliance program. Early results of this program have not identified any system, equipment, component or software owned or used by the Company that is not Y2K compliant. Although the total cost to complete the Company's Y2K program cannot be determined at this time, it is not expected to be material because all of the Company's IT and non-IT equipment has been purchased within the last two years, and the procurement arrangements of the Company for such equipment require vendors to provide only Y2K compliant items. Such procurement arrangements also require that any such equipment that is not Y2K compliant be replaceable under the applicable warranty provisions.

         The Company is in the process of developing contingency plans that are intended to address worst-case business interruptions, such as future interruptions of drilling services aboard the Rigs after they begin operations or interruptions in the delivery of equipment and materials to be utilized in the Company's future drilling operations. The Company anticipates that its contingency planning phase will be completed by mid-1999. The Company's failure to fully implement its Y2K program or the occurrence of an unexpected Y2K problem could result in the disruption of normal business activities or operations and have a material adverse effect on the Company's results of operations, liquidity or financial condition. However, based upon the work performed to date and the anticipated completion of the Company's Y2K program by mid-1999, the Company does not believe that such matters will have a material adverse effect on its results of operations. With respect to third parties, there can be no assurance that their systems will be rendered Y2K complaint on a timely basis or that any resulting Y2K issues would not have a material adverse effect on the results of operations of the Company.

FORWARD-LOOKING STATEMENTS

         Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, performance or achievements, and may contain the words "expect," "intend," "plan," "anticipate," "estimate," "believe," "will be," "will continue," "will likely result," and similar expressions. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, general economic and business conditions, operating difficulties arising from shortages of equipment or qualified personnel or as a result of other causes, casualty losses, industry fleet capacity, changes in foreign and domestic oil and gas exploration and production activity, competition, changes in foreign political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to attract and retain qualified personnel, customer preferences and various other matters, many of which are beyond the Company's control. The list of risks included here is not exhaustive. Other sections of this Report and the Company's other filings with the Securities and Exchange Commission include additional factors that could adversely affect the Company's business and financial performance. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. The forward-looking statements in this Report speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to changes in interest rates with respect to the Bank Facility, if and when it is drawn upon. The market value of the Notes, which were originally issued (i.e., the Old Notes) on April 29, 1998, is sensitive to changes in interest rates. The Notes, which are due May 1, 2008, have a stated interest rate of 10% and an effective interest rate of 10.4%. At December 31, 1998, the fair value of the Notes, based on quoted market prices, was approximately $90.2 million, as compared to a carrying amount of $110.0 million. The Company is also exposed to changes in the prices of oil and natural gas. The offshore contract drilling industry is dependent upon the exploration and production programs of oil and gas companies, which in turn are influenced by the price of oil and natural gas. See "Business--Market Overview."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Members of
Chiles Offshore LLC:

         We have audited the accompanying consolidated balance sheets of Chiles Offshore LLC (a Delaware limited liability company in the development stage) as of December 31, 1998 and 1997, and the related consolidated statements of operations, members' equity and cash flows for the period from inception (August 5, 1997) to December 31, 1998, the year ended December 31, 1998 and for the period from inception (August 5, 1997) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chiles Offshore LLC as of December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the period from inception (August 5, 1997) to December 31, 1998, the year ended December 31, 1998 and for the period from inception (August 5, 1997) to December 31, 1997, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company is a development-stage enterprise with no significant operating results to date. The factors discussed in Note 1 to the financial statements raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


ARTHUR ANDERSEN LLP


Houston, Texas
February 5, 1999

                               CHILES OFFSHORE LLC
         (A DELAWARE LIMITED LIABILITY COMPANY IN THE DEVELOPMENT STAGE)

                           CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31, 1998       DECEMBER 31, 1997
                                                                     -----------------       -----------------
                              ASSETS
CURRENT ASSETS:
     Cash and cash equivalents - Restricted......................... $      8,739,497        $     32,341,117
     Cash restricted for interest payments..........................        5,500,000                   --
     Prepaid expenses...............................................           12,308                  37,112
     Interest receivable............................................          263,000                   --
                                                                     ----------------        ----------------
         Total current assets.......................................       14,514,805              32,378,229
                                                                     ----------------        ----------------
RIGS UNDER CONSTRUCTION AND EQUIPMENT...............................      111,786,825              35,026,044
     Less accumulated depreciation..................................          (62,188)                 (5,953)
                                                                     ----------------        ----------------

         Net rigs under construction and equipment..................      111,724,637              35,020,091
                                                                     ----------------        ----------------
CASH RESTRICTED FOR CONSTRUCTION....................................       47,974,015                   --
                                                                     ----------------        ----------------
Deferred Debt Issuance Costs and Other .............................        4,219,267                   --
                                                                     ----------------        ----------------
         Total Assets............................................... $    178,432,724        $     67,398,320
                                                                     ================        ================
                  LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable............................................... $      2,660,950        $      3,950,236
     Accrued liabilities............................................        2,176,920                  26,489
                                                                     ----------------        ----------------
         Total current liabilities..................................        4,837,870               3,976,725

LONG TERM DEBT......................................................      110,000,000                   --
                                                                     ----------------        ----------------

         Total liabilities.......................................... $    114,837,870        $      3,976,725
                                                                     ================        ================

MEMBERS' EQUITY:
     Capital contributions, net of offering costs...................       63,730,707              63,730,707
     Cumulative losses since inception..............................         (135,853)               (309,112)
                                                                     ----------------        ----------------

         Total members' equity......................................       63,594,854              63,421,595
                                                                     ----------------        ----------------
         Total Liabilities and Members' Equity...................... $    178,432,724        $     67,398,320
                                                                     ================        ================

              The accompanying notes are an integral part of these consolidated financial statements.

                               CHILES OFFSHORE LLC
         (A DELAWARE LIMITED LIABILITY COMPANY IN THE DEVELOPMENT STAGE)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                            FOR THE PERIOD                                          FOR THE PERIOD
                                            FROM INCEPTION                FOR THE YEAR              FROM INCEPTION
                                         (AUGUST 5, 1997) TO                 ENDED               (AUGUST 5, 1997) TO
                                          DECEMBER 31, 1998            DECEMBER 31, 1998          DECEMBER 31, 1997
                                          -----------------            -----------------          -----------------
OPERATING EXPENSES:
     General and administrative
       expenses......................  $        (1,142,833)          $         (766,744)        $           (376,089)
     Depreciation....................              (62,188)                     (56,235)                      (5,953)
                                       --------------------          -------------------        ---------------------
         Operating Loss..............           (1,205,021)                    (822,979)                    (382,042)

INTEREST INCOME......................            3,455,813                    3,382,883                       72,930

INTEREST EXPENSE, NET OF INTEREST
     CAPITALIZED.....................           (2,386,645)                  (2,386,645)                       --
                                       --------------------          -------------------        ---------------------

NET INCOME (LOSS)....................  $          (135,853)          $          173,259         $           (309,112)
                                       ====================          ==================         =====================


              The accompanying notes are an integral part of these consolidated financial statements.

                               CHILES OFFSHORE LLC
         (A DELAWARE LIMITED LIABILITY COMPANY IN THE DEVELOPMENT STAGE)

                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

                                          SEACOR OFFSHORE                                     GROUP C
                                             RIGS INC.                COI, LLC                MEMBERS                  TOTAL
                                        ---------------------   ---------------------   --------------------    -----------------
INITIAL CAPITAL CONTRIBUTIONS,
     August 5, 1997.................    $      8,850,000        $    8,850,000          $        --             $     17,700,000

CAPITAL CONTRIBUTIONS,
     December 16, 1997..............          26,150,000               --                    20,000,000               46,150,000

OFFERING COSTS......................             (66,065)              (16,522)                 (36,706)                (119,293)

NET LOSS for year ended December
     31, 1997.......................            (158,733)             (126,491)                 (23,888)                (309,112)
                                        -----------------       ---------------         ----------------        -----------------

BALANCE, December 31, 1997..........          34,775,202             8,706,987               19,939,406               63,421,595

NET INCOME for year ended December
     31, 1998.......................              95,951                23,996                   53,312                  173,259
                                        ----------------        --------------          ---------------         ----------------

BALANCE, December 31, 1998..........    $     34,871,153        $    8,730,983          $    19,992,718         $     63,594,854
                                        ================        ==============          ===============         ================


              The accompanying notes are an integral part of these consolidated financial statements.

                               CHILES OFFSHORE LLC
         (A DELAWARE LIMITED LIABILITY COMPANY IN THE DEVELOPMENT STAGE)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 FOR THE PERIOD                                      FOR THE PERIOD
                                                 FROM INCEPTION                FOR THE               FROM INCEPTION
                                                (AUGUST 5, 1997)             YEAR ENDED             (AUGUST 5, 1997)
                                              TO DECEMBER 31, 1998        DECEMBER 31, 1998       TO DECEMBER 31, 1997
                                              ----------------------     --------------------     ---------------------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net income (loss)....................    $         (135,853)        $        173,259         $          (309,112)
     Adjustments to reconcile net income
         (loss) to net cash provided by
         operating activities--
         Depreciation.....................                62,188                   56,235                       5,953
     Amortization of deferred expenses....                76,442                   76,442                       --
     Increase (decrease) in operating cash
         flows resulting from--
           Interest Receivable............              (263,000)                (263,000)                      --
           Accounts Payable...............             2,593,348               (1,289,286)                  3,882,634
           Accrued liabilities............             2,176,920                2,150,431                      26,489
             Prepaid expenses and other...               (13,961)                  20,654                     (34,615)
                                              -------------------        ----------------         --------------------
                Net cash provided by (used
                  in) operating activities..           4,496,084                  924,735                   3,571,349
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment..           (81,767,253)             (76,552,137)                 (5,215,116)
                                              -------------------        -----------------        --------------------
                Net cash used in investing
                  activities..............           (81,767,253)             (76,552,137)                 (5,215,116)
                                              -------------------        -----------------        --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Membership capital contributions, net            33,984,884                 --                        33,984,884
     Net proceeds from issuance of senior
       notes..............................           105,499,797              105,499,797                       --
                                              ------------------         ----------------         --------------------
     Net cash provided by financing
       activities.........................           139,484,681              105,499,797                  33,984,884
                                              ------------------         ----------------         --------------------
     Restricted cash, beginning of period.             --                        --                             --
     Net increase (decrease) in restricted
     cash.................................            62,213,512               62,213,512                       --
     Restricted cash, end of period.......           (62,213,512)             (62,213,512)                      --
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS.............................             --                     (32,341,117)                 32,341,117
CASH AND CASH EQUIVALENTS, beginning of
  period..................................             --                      32,341,117                       --
                                              ------------------         ----------------         --------------------
CASH AND CASH EQUIVALENTS, end of period..    $        --                       $ --              $        32,341,117
                                              ==================         ================         ====================
SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Noncash investing activities--
       Purchase of property in exchange for
         membership interest..............    $       21,260,000         $        --              $        21,260,000
     Noncash financing activities--
       Receipt of net assets in exchange
         for membership interest..........    $        8,486,000         $        --              $         8,486,000
       Cash paid for interest--
       net of capitalized interest........    $          436,318         $        436,318         $             --

              The accompanying notes are an integral part of these consolidated financial statements.

                               CHILES OFFSHORE LLC
         (A DELAWARE LIMITED LIABILITY COMPANY IN THE DEVELOPMENT STAGE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION AND BUSINESS AND INDUSTRY CONDITIONS:

         Chiles Offshore LLC ("Chiles" or the "Company") is engaged in the construction of offshore drilling rigs which will be contracted to oil and gas operators upon completion of construction. The Company was formed under the laws of the state of Delaware on August 5, 1997. The duration of the Company is 35 years from the date of formation.

         On August 5, 1997, two members, SEACOR Offshore Rigs Inc. ("SEACOR Rigs"), a wholly owned subsidiary of SEACOR SMIT Inc. ("SEACOR"), and COI, LLC ("COI") entered into the Operating Agreement of Chiles Offshore LLC (the "Operating Agreement") for the purpose of forming the Company. SEACOR Rigs and COI each made capital contributions of $8,850,000 and received a 50 percent percentage interest, as defined in the Operating Agreement, in the Company. Additionally, the president of COI was hired as president of the Company.

         SEACOR Rigs's capital contribution consisted of $8,850,000 in cash, which was paid directly to third parties on behalf of the Company. COI's capital contribution consisted of $364,000 in cash and net assets with an agreed-upon value of $8,486,000. The value of COI's net assets was mutually agreed upon by SEACOR Rigs and COI based upon COI's construction contract rights, construction in progress and shipyard slots secured through such construction contracts. The historical cost of such net assets contributed by COI was $2,256,000. Accordingly, the difference between the agreed-upon value and historical cost of COI's net assets, $6,230,000, has been recorded in the accompanying balance sheet as rigs under construction and equipment.

         On December 16, 1997, in accordance with the Amended and Restated Operating Agreement of Chiles Offshore LLC (the "Agreement"), another member group, Group C, contributed capital of $20,000,000 in cash for a percentage interest in the Company. Also on December 16, 1997, SEACOR Rigs contributed additional capital of $26,150,000 consisting of $12,158,284 in cash and advances SEACOR Rigs had made to the Company in the amount of $13,991,716. In accordance with the Agreement and effective December 16, 1997, the percentage interests in the Company were 55.38 percent, 13.85 percent and 30.77 percent for SEACOR Rigs, COI and Group C, respectively. SEACOR controls the Company through its 55.38 percentage interest and accordingly consolidates the Company for SEACOR reporting purposes.

         The contributions of SEACOR Rigs, COI and Group C resulted in the issuance to these members of membership interests in the Company. Membership interest is the member's limited liability company interest in the Company which refers to all of a member's rights and interest in the Company in such member's capacity as a member, all as provided in the Agreement and the Delaware Limited Liability Company Act. In conjunction with the issuance of the membership interest to a member, the member received a percentage interest in the Company. The percentage interest of a member means the aggregate limited liability company percentage interest set forth in the Agreement, as modified from time to time.

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

         The Company has a loss from operations of $1,205,021 for the period from inception (August 5, 1997) to December 31, 1998. Management is currently pursuing a business strategy which includes obtaining drilling contracts with oil and gas operators, employment of rig personnel, and overseeing the construction of the rigs and installation of the drilling equipment. There are no assurances that this business strategy will be achieved. While pursuing this business strategy, the Company will experience cash flow deficits until the rig construction is completed and the rigs are placed in operation. As a result of the aforementioned factors and related uncertainties, there is substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


         The Company's business and operations are materially dependent upon the condition of the oil and natural gas industry and, specifically, the exploration and production expenditures of oil and gas companies. Due to the Company's initial focus on the Gulf of Mexico, the Company's business and operations will be particularly dependent upon the condition of the oil and natural gas industry in the Gulf of Mexico and on the exploration and production expenditures of oil and gas companies there. The offshore contract drilling industry historically has been and is expected to continue to be highly competitive and cyclical. The decline in product prices since 1997 in the oil and gas industry resulted in significantly reduced dayrates and decreased utilization, particularly in the Gulf of Mexico shallow water market, and excess supply in the current jackup market. Sustained weak commodity prices, economic problems in countries outside the United States, or a number of other factors beyond the Company's control could further curtail spending by oil and gas companies. Although the Company is presently marketing the Rigs, the Company has not yet entered into a contract with any oil and gas company for use of either of the Rigs upon delivery from the shipyard. Any unanticipated capital expenditures or mobilizations could adversely affect cash flows from operations and operating income in the period incurred. There is no assurance that drilling contracts will be obtained, or obtained on a timely basis, nor can the Company predict that the dayrates payable under any drilling contract will be equal to or greater than the operating costs of the rigs, including interest payable with respect to the Notes and drawings under the Bank Facility as discussed in Note 8. In such event, the Company expects to use the Bank Facility, subject to the terms and conditions of the Bank Facility, to meet operating cost requirements until market conditions improve. If depressed market conditions continue and availability under the Bank Facility is fully drawn or for any reason is unavailable, the Company would need to raise additional liquidity to sustain its operations. The Company cannot predict whether or not current market conditions will improve or deteriorate further, or to what extent. The current trends in market conditions, if continued, would have a material adverse effect on the Company's future results of operations.

2.   SIGNIFICANT ACCOUNTING POLICIES:

CONSOLIDATION

         The financial statements include the accounts of the Company and its wholly owned subsidiaries.

CASH AND CASH EQUIVALENTS

         For purposes of reporting cash flows, all liquid investments with maturities at the date of purchase of three months or less are considered cash equivalents. The Company's Cash and Cash Equivalents are currently restricted to supporting the operations and construction of the rigs and the May 1999 Interest Payment.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PROPERTY, EQUIPMENT AND REALIZATION OF LONG-LIVED ASSETS

         Property and equipment includes costs incurred for the construction of the rigs, including internal expenditures relating to construction support. All expenditures not related to construction are expensed in the accompanying Statements of Operations. Disposals are removed at cost less accumulated depreciation, and any resulting gain or loss is reflected in the accompanying statement of operations. Depreciation is calculated from the date the asset is placed in service, using the straight-line method over the estimated useful lives of the depreciable assets, which range from three to 25 years. The Company capitalizes interest applicable to the construction of the rigs as a cost of such assets. Interest capitalized for the year ended December 31, 1998 was $5.1 million. The Company has included in the property and equipment account all costs incurred to support the construction of the rigs. Depreciation expense for the periods ended December 31, 1998 and 1997, was $56,235 and $5,953, respectively.

         In March 1995, Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," was issued. SFAS No. 121, which became effective in 1996, requires that certain long-lived assets be reviewed for impairment whenever events indicate that the carrying amount of an asset may not be recoverable and that an impairment loss be recognized under certain circumstances in the amount by which the carrying value exceeds the fair value of the asset. The Company adopted SFAS No. 121 in 1997, and the adoption had no effect on the Company's results of operations or consolidated financial position. As of December 31, 1998, management does not believe any of its assets are impaired.

NEWLY ISSUED ACCOUNTING STANDARDS

         In June 1997, Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130") was issued. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. The Company has no non-owner changes in equity during the twelve months ended December 31, 1998 and therefore, no reporting and display of comprehensive income was required.

         In June 1997, Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information ("SFAS 131") was issued. SFAS 131 requires that companies report financial and descriptive information about their reportable operating segments. The Company adopted SFAS 131 in 1998; however, the Company is still in the development stage and has no material operating information to report.

INCOME TAXES

         No provision for income taxes is made since the Company is treated as a partnership for tax purposes, and such taxes are liabilities of the individual equity members, and the amounts thereof depend on their respective income tax situations.

         Capital accounts included in the accompanying financial statements differ from amounts in the Company's federal income tax return primarily because of differences in accounting policies adopted for financial and tax reporting purposes.

         The tax returns, the qualification of the Company as a partnership for tax purposes and the amount of distributable partnership income or loss are subject to examination by federal taxing authorities. If such examinations result in changes with respect to the partnership qualification or in changes to distributable partnership income or loss, the tax liability of the partners could be changed accordingly.

3. RELATED-PARTY TRANSACTIONS:

          The Company and SEACOR entered into a Management and Administrative Services Agreement, dated as of February 27, 1998 (the "Services Agreement"), pursuant to which SEACOR agreed to continue to perform certain administrative and technical services on behalf of the Company. Such services include general management and financial services, including periodic advice and consultation in connection with corporate, legal, finance, accounting, tax, marketing, operations and other matters that may be required for the Company's day-to-day operations. Under the Services Agreement, the Company agreed to pay a fee to SEACOR not to exceed $15,000 per month and such other fees for services of others not to exceed the reasonable value thereof and to reimburse SEACOR for all out-of-pocket expenses related to the provision of such services. The Services Agreement may be terminated at either party's option upon 60 days' notice to the other party. Management believes the fees charged by SEACOR for such services rendered under the Services Agreement approximate the rate that would be charged by outside non-related parties. The Company paid SEACOR $194,000 in 1998 and $50,000 in 1997 related to this agreement. In addition, SEACOR purchased $17.1 million principal amount of the Company's Notes on the open market in 1998. The Notes were purchased on the open market at fair market value on the date of purchase. SEACOR continues to hold these Notes and their acquisition has minimal impact on the Company's financial statements. The Company will pay a brokerage fee of $505,000 to Bassoe Rig Partners Ltd. ("Bassoe") upon the delivery of each rig. Jonathan B. Fairbanks is a director of Bassoe and serves on the Management Committee of Chiles Offshore. Bassoe, in its capacity as broker, assisted the Company in securing construction slots with the shipyard.

4.   RIGS UNDER CONSTRUCTION AND EQUIPMENT:

         Rigs under construction and equipment at December 31, 1998 and 1997 consists of the following:

                                                                                   1998                   1997
                                                                                   ----                   ----
           Rigs under construction and rig equipment.....................  $      111,430,739     $        34,861,269
           Furniture and fixtures........................................             356,086                 164,775
                                                                           ------------------     -------------------
                                                                                  111,786,825              35,026,044
           Less accumulated depreciation.................................             (62,188)                 (5,953)
                                                                           -------------------    -------------------
                 Net rigs under construction and equipment...............  $      111,724,637     $        35,020,091
                                                                           ===================    ===================

5.   COMMITMENTS AND CONTINGENCIES:

         The Company has entered into agreements with a shipyard and various equipment vendors for delivery of two mobile offshore drilling rigs, the Chiles Columbus and Chiles Magellan, for a total estimated cost of approximately $171.3 million, net of capitalized costs. The Company had purchase commitments of approximately $63 million and $128 million for the years ended December 31, 1998 and 1997, respectively, for the rigs and equipment. These amounts will become payable in future periods in accordance with terms of the construction contract and vendor agreements. The Chiles Columbus is scheduled for delivery during the second quarter of 1999, and Chiles Magellan is scheduled for delivery during the third quarter of 1999. As discussed further in Note 8, in April 1998, the Company completed a debt offering of Senior Notes and obtained a revolving bank credit facility. Management believes the proceeds from the debt offering, the capital contributions received in 1997, and the revolving bank credit facility will enable the Company to finance the construction and delivery of the rigs.

         The Company occupies an administrative office and leases certain equipment under operating leases from unaffiliated third parties. Rent expense for 1998 was $69,000 and for 1997 was $9,800. Lease terms range in length from one to five years. The Company has an option to extend the present administrative office lease, which expires in the year 2002, for five additional years, at the then current market rates. Aggregate minimum future annual rental commitments under operating leases with lease terms in excess of one year as of December 31, 1998, are as follows:

        1999...................................................       $83,708
        2000...................................................        48,689
        2001...................................................            --
        2002...................................................            --
        Thereafter.............................................            --

         The Company has entered in to an employment agreement with its President. This agreement has two years remaining. The Agreement provides, among other things, the amount of compensation and other benefits to be provided to the President as well as other conditions of the employment term.

6. MEMBERS' EQUITY:

ALLOCATION OF NET INCOME OR LOSS

         In accordance with the Operating Agreement and the Agreement (collectively referred to herein as the "Agreements"), profits or losses for any taxable year were allocated in proportion to percentage interests, on a monthly basis and after giving effect to special allocations set forth in the Agreements.

         The special allocations primarily result from the effect of U.S. federal income tax rules for certain types of events that may occur to the Company. If there is a Minimum Gain or Member Nonrecourse Debt Minimum Gain, as defined in the IRS code, then the Agreements provide specific allocations to members in order to comply with the IRS regulations. The Agreements provide that in the event a member unexpectedly receives any adjustments, allocations or distributions resulting from the special allocation rules of IRS regulations as noted in the Agreements, then Company income and losses shall be specifically allocated to such member, in an amount and manner sufficient to eliminate, to the extent provided by the IRS regulations, the adjusted capital account deficit of the member. The Agreements provide that, in the event any member has a deficit capital account at the end of any taxable year, which is in excess of the sum of the amount such member is obligated to restore pursuant to any provisions of the Agreements and the amount such member is obligated to restore pursuant to the IRS code sections noted in the Agreements, each such member shall be specially allocated items of the Company income and gain in the amount of such excess as quickly as possible and to the extent allowed in the Agreements. The Agreements provide that Nonrecourse Deductions, as defined in the Agreements, for any taxable year shall be specially allocated to the members in proportion to their respective percentage interests and that any member Nonrecourse Deductions for any taxable year shall be specially allocated to the Member who bears the economic loss with respect to the member nonrecourse debt to which such member Nonrecourse Deductions are attributable in accordance with the regulations. In the event some, but not all, of the members would have adjusted capital account deficits as a consequence of the special allocation rules, then losses not allocable to any member due to such limitation shall be allocated to other members pro rata in accordance with the balance of such members' capital accounts.

DISTRIBUTIONS

         The Agreements provide for quarterly cash distribution, upon the approval by the Management Committee, as defined in the Agreements, of Net Cash Flow, as defined in the Agreements, to members in proportion to, and to the extent of, their relative percentage interests, an amount not in excess of the Tax Distribution, as defined in the Agreements, for the taxable year.

7.   OPTIONS PLAN:

         The Company has adopted the Chiles Offshore LLC 1998 Equity Option Plan (the "Option Plan"). The Option Plan authorizes the issuance of Options to key employees and consultants of the Company to acquire up to 5.0% of the then outstanding membership interests on a fully diluted basis. As of December 31, 1998, there were 4,612 options, vesting ratably over three years, outstanding under the Option Plan with an exercise price per unit of $650, which the Management Committee believes approximates the fair market value per unit on the date of grant.

                                                Number of           Exercise Price        Weighted Average
                                               Option Units             Range              Price Per Unit
                                             -----------------     -----------------    ---------------------
  Outstanding at December 31, 1997.........         --                    --                     --
  Granted..................................       4,612                $650.00                $650.00
  Canceled.................................         --                    --                     --
  Expired..................................         --                    --                     --
  Exercised................................         --                    --                     --
                                             -----------------     -----------------    ---------------------
  Outstanding at December 31, 1998.........       4,612                $650.00                $650.00
                                             =================     =================    =====================

  Options exercisable at year end..........         0
  Weighted average fair value of options
  granted during the year..................      $163.04

         The Company accounts for its stock compensation programs in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has adopted the Financial Accounting Standard Board's SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), which requires entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income disclosures for employee stock option grants made as if the fair value-based method defined in SFAS 123 had been applied.

         The fair value of each grant since January 1, 1998 was estimated as of the date of the grant using the minimum value option pricing model. The following weighted-average assumptions were used for the options granted pursuant to the Option Plan: risk-free interest rate of 5.95%, an expected life of 5 years and expected volatility of 0%. The resulting fair market value of such options granted was $163.04. Had compensation costs of these plans been determined consistent with SFAS 123, the Company's net income (loss) would have been reduced to the following pro forma amounts:

                                                        For the Period from Inception                For Year ended
                                                    (August 5, 1997) to December 31, 1998          December 31, 1998
                                                   -----------------------------------------     -----------------------
Net income (loss) applicable to option holders:
     As Reported............................                      (135,853)                             173,259
     Pro Forma..............................                      (460,169)                            (151,057)


8.   DEBT:

         In 1998, the Company formed three wholly owned subsidiaries, Chiles Magellan LLC, Chiles Columbus LLC and Chiles Offshore Finance Corp. The Company and Chiles Offshore Finance Corp. ("Issuers") co-issued Senior Notes with a principal amount of $110.0 million ("Notes") on April 29, 1998. Prior to the issuance of the Notes, the Company's three wholly owned subsidiaries were nominally capitalized. The rig construction contracts, formerly owned by Chiles Offshore LLC, for the Chiles Magellan and Chiles Columbus have been assigned to Chiles Magellan LLC and Chiles Columbus LLC ("Rig Owners"), respectively.

         As a result, the Issuers received net proceeds of approximately $105,500,000 after deducting estimated offering-related expenses. The Notes bear an interest rate of 10%, payable semiannually on May 1 and November 1, commencing on November 1, 1998 and mature in full in the year 2008. The net proceeds of the Notes have been placed in escrow for use to partially fund the construction of the two rigs and pay the first two semi-annual interest installments. The Notes are redeemable in May, 2003, except that until May, 2001, up to 35% of the notes may be redeemable with the proceeds of a public equity offering, both at the option of the Issuers. The Notes are guaranteed by the Rig Owners, jointly and severally, on an unsecured basis. Debt issuance costs of approximately $4,500,000 related to the Notes are being deferred and will be amortized over the life of the Notes, 10 years. Amortization for the year ended for December 31, 1998 was $284,000. In connection with the issuance of the Notes, the net proceeds were deposited into two escrow accounts, the Interest Escrow Account and the Construction Escrow Account. The Interest Escrow Account restricts a cash balance to provide for payment in full of the first year of scheduled payments on the Notes, approximately $11,000,000. An interest payment of $5,561,000 was made on November 1, 1998 from these restricted funds. The Construction Escrow Account holds the remaining net proceeds and restricts these funds to construction usage. As of December 31, 1998, funds deposited in the Interest Escrow Account and Construction Escrow Account were $5,500,000 and $47,974,000 respectively. Capitalized Interest was $5,125,000 in 1998. The fair market value of the Senior Notes, as of December 31, 1998, was $90,200,000, based on quoted market prices, compared to a related carrying amount of $110,000,000.

         The Company entered into a $25.0 million bank credit agreement (the "Bank Facility"), which was arranged by Nederlandse Scheepshypotheek Bank N.V. and MeesPierson Capital Corp., effective as of April 29, 1998. The Bank Facility provides for a $25.0 million revolving credit facility maturing December 31, 2004. Borrowings under the Bank Facility may be repaid and reborrowed during the term thereof and will bear interest at a per annum rate equal to LIBOR plus a margin of 1.25%. Subject to satisfaction of customary conditions precedent, including that there shall have occurred no material adverse change with respect to the Company or its business, assets, properties, condition (financial or otherwise) or prospects since the date of execution of the Bank Facility, availability under the Bank Facility will commence upon the first delivery of a rig. Until the commencement of availability, the Company is required to pay quarterly in arrears a commitment fee equal to 0.25% per annum on the undrawn amount of the Bank Facility, thereafter increased to 0.50% per annum.

         The Bank Facility is guaranteed by the Owners and such guarantees are secured by first priority mortgages on the rigs, assignments of earnings of the rigs (which may continue to be collected by the Company unless there occurs an event of default) and assignments of insurance proceeds.

GUARANTOR FINANCIAL STATEMENTS

         No separate financial statements of Chiles Offshore Finance Corp., Chiles Magellan LLC or Chiles Columbus LLC have been presented. Chiles Offshore LLC and all of its wholly owned subsidiaries are committed to the Senior Notes either by being an issuer of the Senior Notes or a Guarantor on a full, unconditional and joint and several basis. Therefore, no guarantor financial statements are appropriate.

9.   EMPLOYEE 401(K) AND PROFIT SHARING PLAN:

         During 1998, the Company adopted a 401(k) Profit Sharing Plan (the "Plan"), covering substantially all of its employees. The Company will match employees' contributions to the Plan in an amount equal to 50%, up to 6% of eligible compensation. The Company incurred $24,460 in expense related to the Plan in 1998.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

MANAGEMENT COMMITTEE

         The management committee (the "Management Committee") of Chiles Offshore presently consists of seven managers (the "Managers"). Other than Messrs. Chiles, Blank, Fairbanks and Fagerstal, none of the Managers is an officer or employee of the Company. Up to four Managers may be designated by a majority in interest of the Group A Members (at the date hereof, SEACOR Rigs, a wholly owned subsidiary of SEACOR), up to two Managers may be designated by a majority in interest of the Group B Members (at the date hereof, COI) and up to one Manager may be designated by a majority in interest of the Group C Members (each as hereinafter defined). See "Certain Relationships and Related Transactions--Operating Agreement--Governance." Managers are elected by the respective Group A Members, Group B Members or Group C Members to serve until their successors are duly elected and qualified, or until their earlier death, resignation, disqualification or removal from office. Information with respect to the current Managers of Chiles Offshore is set forth below.

                                      AGE AS OF              MANAGER
            NAME                    MARCH 1, 1999             SINCE                        POSITION
-----------------------------    ---------------------     -------------    ----------------------------------------
Charles Fabrikant...........              54                   1997         Chairman of the Management
                                                                            Committee
Randall Blank...............              48                   1997         Manager, Vice President and Treasurer
William E. Chiles...........              50                   1997         Manager, President and Chief Executive
                                                                            Officer
Dick H. Fagerstal...........              38                   1997         Manager, Senior Vice President, Chief
                                                                            Financial Officer and Secretary
Jonathan B. Fairbanks.......              32                   1997         Manager and Vice President
Timothy J. McKeand..........              49                   1997         Manager
Robert J. Pierot, Jr........              40                   1997         Manager


         Charles Fabrikant has been the Chairman of the Management Committee since August 1997 and has served as a director of Chiles Offshore Finance Corp. since its formation in April 1998. Mr. Fabrikant has been Chairman of the Board and Chief Executive Officer of SEACOR, the parent of the Company, since December 1989, and has served as a director of certain of SEACOR's subsidiaries since December 1989. He has been President of SEACOR since October 1992 and a director and President of SEACOR Rigs since August 1997. For more than the past five years, Mr. Fabrikant has been the Chairman of the Board and Chief Executive Officer of SCF Corporation and President of Fabrikant International Corporation, each a privately owned corporation engaged in marine operations and investments. Mr. Fabrikant is a licensed attorney admitted to practice in the State of New York and in the District of Columbia.

         Randall Blank has served as Vice President and Treasurer and a Manager of Chiles Offshore since August 1997 and has served as a director of Chiles Offshore Finance Corp. since its formation in April 1998. Mr. Blank has been Executive Vice President and Chief Financial Officer of SEACOR since December 1989 and has been its Secretary since October 1992. In addition, Mr. Blank has been a director of certain of SEACOR's subsidiaries since January 1990. Mr. Blank has served as a director and Vice President of SEACOR Rigs since August 1997.

         William E. Chiles has served as the President and Chief Executive Officer and a Manager of Chiles Offshore since August 1997. He has also served as the President and Chief Executive Officer of each of Chiles Offshore Finance Corp., Chiles Columbus LLC and Chiles Magellan LLC, and as a director of Chiles Offshore Finance Corp., since their formation in April 1998. In March 1997, Mr. Chiles and Donald B. Gregg led the formation of COI. Mr. Chiles has extensive management experience in offshore drilling operations and until March 1997, was Senior Vice President--Drilling Operations of Cliffs Drilling Company, responsible for the operation of its worldwide fleet, and President and CEO of Southwestern Offshore Corporation, its wholly owned subsidiary. From 1992 to May 1996, Mr. Chiles was President and Chief Executive Officer of Southwestern Offshore Corporation, a company he founded in 1992 and which was acquired by Cliffs Drilling Company in 1996. Mr. Chiles co-founded Chiles Offshore Corporation in 1987 and in 1977 he co-founded Chiles Drilling Company, each of which was an offshore contract drilling company.

         Dick H. Fagerstal has served as the Senior Vice President and Chief Financial Officer and a Manager of Chiles Offshore since August 1997. Mr. Fagerstal has also served as the Secretary of Chiles Offshore since February 1998. He has also served as the Senior Vice President, Chief Financial Officer and Secretary of each of Chiles Offshore Finance Corp., Chiles Columbus LLC and Chiles Magellan LLC, and as a director of Chiles Offshore Finance Corp., since their formation in April 1998. Mr. Fagerstal serves as Vice President, Finance of SEACOR but devotes a substantial portion of his time to the financial affairs of the Company. Until the end of July 1997 and for the previous 12 years, Mr. Fagerstal worked as a bank officer with Den norske Bank ASA, New York Branch (and its predecessor Den norske Creditbank AS), which is one of the world's largest lenders to companies involved in the offshore service industry. During the last seven years in such position, Mr. Fagerstal had primary responsibility for offshore and shipping client relationships in the North American market covering many of the offshore drilling rig and offshore supply vessel companies.

         Jonathan B. Fairbanks has been a Manager of Chiles Offshore since August 1997 and a director of Chiles Offshore Finance Corp. since its formation in April 1998. He served as Secretary of Chiles Offshore from August 1997 until February 1998 and has served as Vice President of Chiles Offshore since February 1998. Mr. Fairbanks has been a partner in Bassoe Offshore A/S, a brokerage firm serving the offshore drilling and service industry, since 1990.

         Timothy J. McKeand has been a Manager of Chiles Offshore since December 1997 and a director of Chiles Offshore Finance Corp. since its formation in April 1998. Mr. McKeand has been Vice President, Marketing of SEACOR since 1989 and has been Vice President of certain of SEACOR's subsidiaries that are active in domestic operations.

         Robert J. Pierot, Jr. has been a Manager of Chiles Offshore since December 1997 and a director of Chiles Offshore Finance Corp. since its formation in April 1998. Mr. Pierot is a director of Jacq. Pierot Jr. & Sons, Inc., a private corporation engaged in marine brokerage and marine appraisals. Mr. Pierot also serves as President of Pierot Enterprises, Inc., a closely held corporation engaged in marine advisory services, including sales and purchases of marine assets and marine asset appraisals.

EXECUTIVE OFFICERS

         The executive officers of Chiles Offshore are elected by the Management Committee, and the executive officers of each of Chiles Columbus LLC and Chiles Magellan LLC are elected by its sole member and manager (Chiles Offshore), in each case to serve until their successors are duly elected and qualified, or until their earlier death, resignation, disqualification or removal from office. The executive officers of Chiles Offshore Finance Corp. are elected annually by its board of directors to serve until the next annual meeting of the board of directors, or until their successors are duly elected and qualified, or until their earlier death, resignation, disqualification or removal from office. Information with respect to the current executive officers of the Company is set forth below.

                                         AGE AS OF
              NAME                     MARCH 1, 1999                                    POSITION
--------------------------------      ---------------        -------------------------------------------------------
William E. Chiles...............              50             President and Chief Executive Officer
Dick H. Fagerstal...............              38             Senior Vice President, Chief Financial Officer and
                                                             Secretary
Donald B. Gregg ................              60             Senior Vice President--Operations and Engineering
William H. Hopkins..............              57             Vice President--Human Resources
William A. Thorogood............              54             Vice President--Controller and Assistant Secretary


         William E. Chiles has served as the President and Chief Executive Officer and a Manager of Chiles Offshore since August 1997. He has also served as the President and Chief Executive Officer of each of Chiles Offshore Finance Corp., Chiles Columbus LLC and Chiles Magellan LLC, and as a director of Chiles Offshore Finance Corp., since their formation in April 1998. In March 1997, Mr. Chiles and Donald B. Gregg led the formation of COI. Mr. Chiles has extensive management experience in offshore drilling operations and until March 1997, was Senior Vice President--Drilling Operations of Cliffs Drilling Company, responsible for the operation of its worldwide fleet, and President and CEO of Southwestern Offshore Corporation, its wholly owned subsidiary. From 1992 to May 1996, Mr. Chiles was President and Chief Executive Officer of Southwestern Offshore Corporation, a company he founded in 1992 and which was acquired by Cliffs Drilling Company in 1996. Mr. Chiles co-founded Chiles Offshore Corporation in 1987 and in 1977 he co-founded Chiles Drilling Company, each of which was an offshore contract drilling company.

         Dick H. Fagerstal has served as the Senior Vice President and Chief Financial Officer and a Manager of Chiles Offshore since August 1997. Mr. Fagerstal has also served as the Secretary of Chiles Offshore since February 1998. He has also served as the Senior Vice President, Chief Financial Officer and Secretary of each of Chiles Offshore Finance Corp., Chiles Columbus LLC and Chiles Magellan LLC, and as a director of Chiles Offshore Finance Corp., since their formation in April 1998. Mr. Fagerstal serves as Vice President, Finance of SEACOR but devotes a substantial portion of his time to the financial affairs of the Company. Until the end of July 1997 and for the previous 12 years, Mr. Fagerstal worked as a bank officer with Den norske Bank ASA, New York Branch (and its predecessor Den norske Creditbank AS), which is one of the world's largest lenders to companies involved in the offshore service industry. During the last seven years in such position, Mr. Fagerstal had primary responsibility for offshore and shipping client relationships in the North American market covering many of the offshore drilling rig and offshore supply vessel companies.

         Donald B. Gregg has served as the Senior Vice President--Operations and Engineering of Chiles Offshore since August 1997 and of Chiles Offshore Finance Corp., Chiles Columbus LLC and Chiles Magellan LLC since their formation in April 1998. He joined with Mr. Chiles in the formation of COI in March 1997. In 1994, Mr. Gregg formed and served as the President of International Renovators, Inc., a company which provided technical assistance, engineering and regulatory consulting services to the offshore drilling industry, until March 1997. Until May 1994, Mr. Gregg was employed in various positions at Chiles Drilling Company and its successors, including Vice President--Engineering, Vice President--Operations and Vice President--Marketing.

         William H. Hopkins has served as the Vice President--Human Resources of Chiles Offshore since August 1997 and of Chiles Offshore Finance Corp., Chiles Columbus LLC and Chiles Magellan LLC since their formation in April 1998. From 1995 to 1997, Mr. Hopkins served as an area executive and senior consultant for Right Management Consultants, an international human resources management consulting firm providing services to the contract drilling and other oilfield service industries. From 1992 to 1995, Mr. Hopkins was Director of Safety, Training and Environmental Management of Tidewater, Inc., a major oilfield service company.

         William A. Thorogood has served as the Vice President--Controller of Chiles Offshore since December 1997 and as Assistant Secretary of Chiles Offshore since February 1998. He has also served as the Vice President--Controller and Assistant Secretary of each of Chiles Offshore Finance Corp., Chiles Columbus LLC and Chiles Magellan LLC since their formation in April 1998. From December 1993 until March 1997, Mr. Thorogood served as Vice President--Finance of Southwestern Offshore Corporation, which became a subsidiary of Cliffs Drilling Company in May 1996. Mr. Thorogood is a certified public accountant.


ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table shows for the fiscal year ended December 31, 1998 (and, in the case of the Chief Executive Officer, the fiscal year ended December 31, 1997) the cash compensation paid by the Company, and a summary of certain other compensation paid, earned or accrued for such year, to its Chief Executive Officer and each of the Company's three other most highly compensated executive officers as of December 31, 1998 (collectively, the "Named Executive Officers") for service in all capacities with the Company, including its subsidiaries.

                           SUMMARY COMPENSATION TABLE

                                                                                            LONG-TERM
                                                                                           COMPENSATION
                                                                                         -----------------
                                                                                              AWARDS
                                                                                         -----------------
                                                                   ANNUAL
                                                             COMPENSATION(2)(3)             SECURITIES
                                                          --------------------------        UNDERLYING             ALL OTHER
     NAME AND PRINCIPAL POSITION(1)            YEAR         SALARY          BONUS         OPTIONS (#)(4)        COMPENSATION(5)
 ---------------------------------------      --------    ------------    ----------     -----------------     -------------------
 William E. Chiles                             1998          $200,000       $16,667         630 Units                $6,247
      President and Chief Executive            1997            97,984         --               --                       639
      Officer
 Donald B. Gregg                               1998           120,000        10,000         630 Units                 2,606
      Senior Vice President -
      Operations and Engineering
 William H. Hopkins                            1998           100,200         8,350         440 Units                 1,378
      Vice President - Human
      Resources
 William A. Thorogood                          1998           100,000         8,333         440 Units                 2,231
      Vice President - Controller
      and Assistant Secretary


--------------------------

(1) The services of Dick H. Fagerstal, an executive officer of the Company, are provided by SEACOR pursuant to the Services Agreement (as hereinafter defined). Pursuant to the Services Agreement, the Company pays a management fee to SEACOR for Mr. Fagerstal's services. The Company does not pay Mr. Fagerstal directly for his services as an executive officer of the Company. See "Certain Relationships and Related Transactions--Services Agreement."
(2) Amounts exclude perquisites and other personal benefits because such compensation did not exceed the lesser of $50,000 or 10% of the total annual salary reported for the Named Executive Officer.
(3) Amounts include salary and bonus earned, as well as all deferred portions of bonuses based on service during the respective year indicated by the Named Executive Officers.
(4) Options were granted to the Named Executive Officers in March 1998 pursuant to the Option Plan referred to below. One "unit" is equivalent to a .001 Membership Interest in Chiles Offshore on a fully diluted basis. See "--Membership Interest Option Plan."
(5) The amounts shown for 1998 include (i) the Company's contributions under the Retirement Plan referred to below in the following amounts on behalf of the following Named Executive Officers: Mr. Chiles, $3,333; Mr. Gregg, $2,606; Mr. Hopkins, $1,378; and Mr. Thorogood, $2,231 and
         (ii) life insurance premiums paid by the Company on behalf of Mr. Chiles in the amount of $2,914.

RETIREMENT PLAN

         Effective May 1, 1998, the Company adopted a defined contribution plan (the "Retirement Plan"), designed to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"), covering substantially all of its employees. Pursuant to the Retirement Plan, the Company matches employees' contributions to the Retirement Plan in an amount equal to 50% of such contributions, up to 6% of the participant's eligible compensation, subject to a vesting schedule that entitles the employee to a percentage of the matching contributions based upon years of service.

EMPLOYMENT AGREEMENT

         William E. Chiles is presently serving as President and Chief Executive Officer of the Company under an Employment Agreement, effective as of November 1, 1997, between Mr. Chiles and the Company (the "Employment Agreement"), pursuant to which Mr. Chiles will continue to serve in such capacity until November 2000 at his current base salary of $200,000 per annum. The Employment Agreement also provides Mr. Chiles severance benefits, disability and health insurance, approximately $1.2 million in term life insurance, reimbursement for various expenses and such other compensation, including bonuses, that may be agreed to by the Management Committee of Chiles Offshore, in its sole discretion. The Employment Agreement provides that if Mr. Chiles's employment is terminated by the Company without Cause (as therein defined), including any termination that is deemed to constitute a constructive termination without Cause thereunder, the Company will be obligated, subject to certain early termination provisions, to pay Mr. Chiles (i) two times the Average Compensation (as therein defined) (which amount shall be payable in 24 equal monthly payments) and (ii) any unpaid incentive bonuses and benefits awarded or accrued up to the date of termination (which amount shall be payable within 30 days after the date of termination). If the Company so terminates Mr. Chiles's employment without Cause within nine months before or after a Change of Control (as therein defined) of the Company, the Employment Agreement provides that the amount due to Mr. Chiles pursuant to clause (i) of the preceding sentence shall be increased to three times the Average Compensation (which amount shall be payable in 36 equal monthly payments). Under the Employment Agreement, Mr. Chiles's salary will be reviewed for adjustment annually in accordance with industry standards, taking into account his performance, the Company's scope of operations, industry conditions and the overall performance of the Company relative to its peers.

MANAGER COMPENSATION

         Managers of Chiles Offshore and directors of Chiles Offshore Finance Corp. currently are not paid any fees or additional compensation for service as members of the Management Committee or any committee thereof or the board of directors or any committee thereof, respectively, irrespective of whether or not they are employees of the Company or of SEACOR or any other affiliated companies. Each Manager of Chiles Offshore who is not an employee of the Company is paid the reasonable costs and expenses incurred by such Manager in relation to his services as such.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During fiscal year 1998, the compensation committee of the Management Committee of Chiles Offshore (the "Compensation Committee") consisted of three Managers, Charles Fabrikant, the Chairman of the Management Committee, Jonathan
B. Fairbanks and Robert J. Pierot, Jr. None of the members of the Compensation Committee serves as an executive officer of the Company, although Jonathan B. Fairbanks serves as Vice President of Chiles Offshore and previously served as Secretary of Chiles Offshore from August 1997 until February 1998. Mr. Fabrikant is also the Chairman, President and CEO of SEACOR and a director and President of SEACOR Rigs. In addition, Mr. Fairbanks serves as a director of Bassoe Rig Partners Ltd. ("Bassoe"), which will be paid a brokerage fee of $505,000 upon delivery of each Rig and which has an exclusive right to broker future sale, purchase and charter transactions with respect to the Rigs, provided that its rates are not in excess of rates charged by unrelated third parties in similar transactions. See "Certain Relationships and Related Transactions--Brokerage Fee."

MEMBERSHIP INTEREST OPTION PLAN

         The Company has adopted the Chiles Offshore LLC 1998 Equity Option Plan (the "Option Plan"). The objectives of the Option Plan are (i) to attract and retain management personnel with the training, experience and ability to enable them to make a substantial contribution to the success of the Company's business, (ii) to motivate management personnel by means of growth-related incentives to achieve long range goals and (iii) to further the alignment of interests of participants with those of the Company's equity holders through opportunities for increased equity or equity-based ownership in the Company.

         The Option Plan authorizes the issuance of options to acquire up to 5.0% of the then outstanding Membership Interests on a fully diluted basis, without triggering pre-emptive rights under the Operating Agreement (as hereinafter defined) of Chiles Offshore, so long as such options are exercisable at a price that is not less than the price per percentage Membership Interest paid in the Equity Financing. The Option Plan is administered by an Option Committee of the Management Committee of Chiles Offshore (the "Option Committee"). Pursuant to the Option Plan, the Company may grant to key employees and consultants of the Company or any of the Company's subsidiaries options to acquire Group D Membership Interests. Such options are not considered incentive stock options under Section 422 of the Code. The terms of any such grant will be determined by the Option Committee and set forth in a separate grant agreement except for such options that were granted to employees under an Initial Grant (as defined in the Option Plan). The Option Plan sets forth the exercise price and maximum amount of the Initial Grant. Other than the Initial Grant, the exercise price will be at least equal to 100% of the fair market value of the Membership Interests on the date of grant.

         The Option Committee may provide that an optionee may pay for shares upon exercise of an option: (i) in cash; (ii) by certified bank check; (iii) by immediately available federal funds delivered to an account designated by the Company; or (iv) by personal check of the optionee, provided that such check will not be deemed to have been received until the Company shall have collected thereon. The options expire ten years after the date of grant. No options granted under the Option Plan may be transferred except under limited exceptions to family members or trusts for the benefit of family members. See "Certain Relationships and Related Transactions--Option Repurchase Obligation."

         The following table sets forth information concerning the options to acquire Membership Interests in Chiles Offshore that were granted during fiscal 1998 under the Option Plan to the Named Executive Officers, all of which constitute Initial Grants under the Option Plan:


                                                      INDIVIDUAL GRANTS                                  POTENTIAL REALIZABLE
                            ----------------------------------------------------------------------         VALUE AT ASSUMED
                                                                                                            ANNUAL RATES OF
                              NUMBER OF      PERCENT OF TOTAL                                             MEMBERSHIP INTEREST
                                UNITS            OPTIONS                                                  PRICE APPRECIATION
                             UNDERLYING          GRANTED            EXERCISE                               FOR OPTION TERM
                               OPTIONS       TO EMPLOYEES IN          PRICE        EXPIRATION         ----------------------------
           NAME              GRANTED(1)       FISCAL YEAR(2)       ($/UNIT)(3)       DATE(4)              5%              10%
--------------------------- --------------  -------------------    ------------ ------------------    -----------      -----------
William E. Chiles.........            630              13.66%           $650    March 31, 2008          $257,576         $652,702
Donald B. Gregg...........            630              13.66%            650    March 31, 2008           257,576          652,702
William H. Hopkins........            440               9.54%            650    March 31, 2008           179,894          455,855
William A. Thorogood......            440               9.54%            650    March 31, 2008           179,894          455,855


--------------------------

(1) One "unit" is equivalent to a .001 Membership Interest in Chiles Offshore on a fully diluted basis. The Option Plan authorizes the issuance of options to acquire up to 5,000 such "units" which, in the aggregate, are equivalent to 5.0% of the Membership Interests in the Company on a fully diluted basis. As of March 1, 1999, options for 56 "units" were reserved for future Rig supervisors and options for 119 "units" were reserved for other future personnel.
(2) The percentage is based on the total of 4,612 "units" for which options were granted to employees under the Option Plan during fiscal 1998. As of March 1, 1999, options for 56 "units" were reserved for issuance to future Rig supervisors and options for 119 "units" were reserved for issuance to other future personnel.
(3) The exercise price is approximately equivalent to the price per "unit" paid by investors on December 16, 1997 in connection with the final phase of the Equity Financing.
(4) The options vest at a rate of 1/3 of the "units" granted per year, beginning on the first anniversary of the date of grant. No option may be exercised unless and until both of the Rigs are delivered by AMFELS and accepted by the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The table below sets forth certain information with respect to each beneficial owner, directly or indirectly, of more than five percent of the outstanding Membership Interests in Chiles Offshore as of the date of this Report.

     NAME AND ADDRESS OF BENEFICIAL OWNER                                   PERCENTAGE OF BENEFICIAL OWNERSHIP
------------------------------------------------------------------------    ----------------------------------
SEACOR Offshore Rigs Inc. (1)                                                              55.38%
     1370 Avenue of the Americas
     25th Floor
     New York, NY 10019-4602

COI, LLC                                                                                   13.85%
     11200 Westheimer
     Suite 410
     Houston, TX 77042-3227


--------------------------
(1)      SEACOR Offshore Rigs Inc. is a wholly owned subsidiary of SEACOR.

SECURITY OWNERSHIP OF MANAGEMENT AND MANAGERS

         Chiles Offshore. The following table shows the amount and nature of beneficial ownership of the Membership Interests in Chiles Offshore beneficially owned by each Manager, each Named Executive Officer and all Managers and executive officers of the Company as a group, as of the date of this Report. Except as otherwise noted, the named beneficial owner has sole voting power and sole investment power, except to the extent that authority is shared by a spouse under applicable law, with respect to the Membership Interests shown below.

                       NAME OF BENEFICIAL OWNER                               PERCENTAGE OF BENEFICIAL OWNERSHIP
                                                                                      IN CHILES OFFSHORE
-----------------------------------------------------------------------    ---------------------------------------
William E. Chiles....................................................                     --          (1)
Dick H. Fagerstal....................................................                     --
Charles Fabrikant....................................................                      *
Randall Blank........................................................                      *
Timothy J. McKeand...................................................                      *
Jonathan B. Fairbanks................................................                      *          (2)
Robert J. Pierot, Jr.................................................                      *
Donald B. Gregg......................................................                     --          (3)
William H. Hopkins...................................................                     --          (4)
William A. Thorogood.................................................                     --          (5)
All Managers and Executive Officers as a Group.......................                     2.48%


--------------------------
*    Less than one percent.

(1) Mr. Chiles owns 23.01% of the equity interests of COI, which owns 13.85% of the Membership Interests in Chiles Offshore.

(2) Mr. Fairbanks also owns 15.64% of the equity interests of COI, which owns 13.85% of the Membership Interests in Chiles Offshore.

(3) Mr. Gregg owns 7.5% of the equity interests of COI, which owns 13.85% of the Membership Interests in Chiles Offshore.

(4) Mr. Hopkins owns 1.7% of the equity interests of COI, which owns 13.85% of the Membership Interests in Chiles Offshore.

(5) Mr. Thorogood owns 1.7% of the equity interests of COI, which owns 13.85% of the Membership Interests in Chiles Offshore.

         SEACOR. The following table shows the amount and nature of beneficial ownership of the common stock, $.01 par value (the "SEACOR Common Stock"), of SEACOR beneficially owned by each Manager, each Named Executive Officer and all Managers and executive officers of the Company as a group, as of March 1, 1999. Except as otherwise noted, the named beneficial owner has sole voting power and sole investment power, except to the extent that authority is shared by a spouse under applicable law, with respect to the SEACOR Common Stock shown below.

                                                               AMOUNT AND NATURE                PERCENTAGE
              NAME OF BENEFICIAL OWNER                     OF BENEFICIAL OWNERSHIP(1)            OF CLASS
-----------------------------------------------------    -------------------------------       -------------
William E. Chiles...................................                 --                             --
Dick H. Fagerstal(2)................................                     83                         *
Charles Fabrikant(3)................................                628,600                       5.10%
Randall Blank(4)....................................                 54,773                         *
Timothy J. McKeand(5)...............................                  5,550                         *
Jonathan B. Fairbanks...............................                    750                         *
Robert J. Pierot, Jr.(6)............................                201,848                       1.67%
Donald B. Gregg.......................................              --                              --
William H. Hopkins....................................              --                              --
William A. Thorogood..................................              --                              --
All Managers and Executive Officers as a Group........              891,604                       7.22%


--------------------------
*    Less than one percent.

(1) Beneficial ownership information reflected in the table above includes shares of SEACOR Common Stock issuable upon the exercise of outstanding stock options exercisable within 60 days or upon conversion of SEACOR's 5-3/8% Convertible Subordinated Notes due November 15, 2006.
(2) All such shares of SEACOR Common Stock are issuable upon the exercise of options exercisable within 60 days.
(3) Includes 397,171 shares of SEACOR Common Stock which Mr. Fabrikant may be deemed to own through his interest in, and control of (i) Fabrikant International Corporation ("FIC"), the record owner of 214,464 shares of SEACOR Common Stock, (ii) Fabrikant International Profit Sharing Trust (the "Fabrikant Trust"), the record owner of 13,120 shares of SEACOR Common Stock, and (iii) SCF Corporation ("SCF"), the record owner of 169,587 shares of SEACOR Common Stock. Mr. Fabrikant is the President of FIC, a beneficiary of the Fabrikant Trust, and is the Chairman, Chief Executive Officer and a 47% stockholder of SCF. Also includes 196,111 shares of SEACOR Common Stock issuable upon the exercise of options exercisable within 60 days and 20,073 shares of restricted stock over which Mr. Fabrikant exercises sole voting power.
(4) Does not include 169,587 shares of SEACOR Common Stock owned by SCF, of which Mr. Blank serves as President and Chief Operating Officer and holds an approximate 7% equity interest. Mr. Blank disclaims beneficial ownership of such shares of SEACOR Common Stock owned by SCF. Includes 37,666 shares of SEACOR Common Stock issuable upon the exercise of options exercisable within 60 days and 5,786 shares of restricted stock over which Mr. Blank exercises sole voting power.
(5) Includes 250 shares of SEACOR Common Stock issuable upon the exercise of options exercisable within 60 days.
(6) All such shares of SEACOR Common Stock are owned of record by Pierot Enterprises, Inc. ("PEI"). Mr. Pierot is the President of PEI and may be deemed to beneficially own such shares of SEACOR Common Stock through his interest in, and control of, PEI.

OPERATING AGREEMENT

         Chiles Offshore is managed pursuant to an Amended and Restated Operating Agreement among its Members. See "Certain Relationships and Related Transactions--Operating Agreement."

THE EQUITY FINANCING

         At the formation of Chiles Offshore, SEACOR Rigs contributed $8.85 million in cash to the capital of the Company (which amount was paid directly to third parties on behalf of the Company) and COI contributed $0.36 million in cash to the capital of the Company, together with the Construction Contracts, construction in progress, certain office equipment and other rights, properties and liabilities with an agreed-upon value of $8.49 million. The historic cost of such assets contributed by COI was $2.26 million. The difference between the $8.49 million agreed-upon value and the historic cost of COI's contributed assets, $6.23 million, has been recorded in the accompanying balance sheet as rigs under construction and equipment. COI and a predecessor (formed in March
1997) had been organized by Mr. Chiles and its other owners for the purpose of entering into the Construction Contracts, engaging in related rig design, engineering, procurement and financing activities and preparing for commencement of business operations. Pursuant to the final phase of the Equity Financing, SEACOR Rigs contributed an additional $12.15 million in cash to the Company and $14.0 million in cash advances previously made to the Company by SEACOR Rigs, and the Company accepted cash subscriptions for the purchase of equity interests from institutional and individual accredited investors aggregating $20.0 million.

CONTROLLING MEMBER

         As of the date of this Report, SEACOR Rigs beneficially owns 55.38% of the Membership Interests in Chiles Offshore. By virtue of its ownership of a majority of the Membership Interests in Chiles Offshore, SEACOR Rigs, which is controlled by SEACOR, will be in a position to control actions that require consent of a Majority in Interest (as defined in the Operating Agreement) of the Members of Chiles Offshore, and, by virtue of the terms of the Operating Agreement, SEACOR Rigs has the right to designate the Group A Managers (as hereinafter defined), and thus a majority of the members of the Management Committee of Chiles Offshore. In addition, certain officers, directors or employees of SEACOR and SEACOR Rigs serve on the Management Committee of Chiles Offshore. See "Directors and Executive Officers of the Registrants--Management Committee" and "--Executive Officers."

         SEACOR is a major provider of offshore marine services to the oil and gas exploration and production industry and is one of the leading providers of oil spill response services to owners of tank vessels and oil storage, processing and handling facilities. As of March 1, 1999, SEACOR operated a diversified fleet of 304 vessels primarily dedicated to servicing offshore oil and gas exploration and production facilities in the U.S. Gulf of Mexico, the North Sea, offshore West Africa, Mexico, the Far East, Latin America and the Mediterranean. SEACOR's offshore service vessels deliver cargo and personnel to offshore installments, handle anchors for drilling rigs and other marine equipment, support offshore construction and maintenance work and provide standby support. SEACOR also furnishes vessels for special projects such as well stimulation, seismic data gathering, freight hauling and line handling. In connection with its offshore marine services, SEACOR, through Energy Logistics, Inc., a joint venture with Baker Energy, a unit of the Michael Baker Corporation, a U.S. public company, also offers logistics services for the offshore industry, including the coordination and provision of marine, air and land transportation, materials handling and storage, inventory control and "just-in-time" procurement. The principal executive offices of SEACOR are located at 11200 Westheimer, Suite 850, Houston, Texas 77042, where its telephone number is (713) 782-5990.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Senior Vice President, Chief Financial Officer and Secretary of the Company, Dick H. Fagerstal, who is also a Manager of Chiles Offshore and a director of Chiles Offshore Finance Corp., serves as Vice President, Finance of SEACOR. Mr. Fagerstal has extensive experience in arranging and structuring financing for companies in the offshore industry. Mr. Fagerstal is primarily responsible for managing the capitalization of the Company and the Company pays SEACOR a management fee for the value of Mr. Fagerstal's services (together with reimbursement of all related out-of-pocket expenses) based on a formula which, among other things, takes into account the typical compensation for this position and the percentage of Mr. Fagerstal's time which is allocated to activities related to the Company. See "--Services Agreement."

         Charles Fabrikant, the Chairman of the Board, President and CEO of SEACOR and a director and President of SEACOR Rigs, serves as the Chairman of the Management Committee of Chiles Offshore and as a director of Chiles Offshore

Finance Corp. Randall Blank, Executive Vice President, Chief Financial Officer and Secretary of SEACOR, and a director and Vice President of SEACOR Rigs, serves as the Vice President and Treasurer and a member of the Management Committee of Chiles Offshore and as a director of Chiles Offshore Finance Corp. Timothy J. McKeand, Vice President, Marketing of SEACOR, serves as a member of the Management Committee of Chiles Offshore and as a director of Chiles Offshore Finance Corp.

         In addition to the management fee paid with respect to the services of Mr. Fagerstal, in the event SEACOR or any of its consolidated subsidiaries, including SEACOR Rigs, provides management, administrative, financial or investment banking-type services to the Company or services in connection with any future rig transactions, such SEACOR entities shall be entitled to receive reasonable fees and reimbursement of expenses not in excess of fees charged by unrelated third parties for comparable services.

SERVICES AGREEMENT

         The Company and SEACOR have entered into a Management and Administrative Services Agreement, dated as of February 27, 1998 (the "Services Agreement"), pursuant to which SEACOR agreed to continue to provide the services of Dick H. Fagerstal to assist in the management of the Company and SEACOR agreed to perform certain administrative and technical services on behalf of the Company. Such services include general management and financial services, including periodic advice and consultation in connection with corporate, legal, finance, accounting, tax, marketing, operations and other matters that may be required for the Company's day-to-day operations. Under the Services Agreement, the Company agreed to pay a fee to SEACOR for Mr. Fagerstal's services not to exceed $15,000 per month and such other fees for services of others not to exceed the reasonable value thereof and to reimburse SEACOR for all out-of-pocket expenses related to the provision of such services. The Services Agreement may be terminated at either party's option upon 60 days' notice to the other party. In addition, the Company has agreed to indemnify and hold harmless SEACOR for all claims and damages arising from the provision of services by SEACOR under the Services Agreement, unless due to the gross negligence or willful misconduct of SEACOR. Under the Services Agreement, the Company paid SEACOR approximately $194,000 for services performed by SEACOR in 1998, including the services of Mr. Fagerstal.

         The Company does not currently have a policy or procedure requiring approval of transactions with SEACOR by a majority of disinterested Managers. However, the Services Agreement provides that the Company shall pay SEACOR fees for management services that do not exceed fees charged by unrelated persons for comparable services. Accordingly, while the Company does not currently anticipate implementing any such procedures, it intends to operate in accordance with such terms of the Services Agreement.

OPERATING AGREEMENT

         SEACOR Rigs, COI and the other investors pursuant to the Equity Financing (together with SEACOR Rigs and COI, herein referred to collectively as the "Members" and individually as a "Member") have entered into an Amended and Restated Operating Agreement, dated as of December 16, 1997 (as amended by Amendment No. 1 thereto, dated effective as of April 28, 1998, the "Operating Agreement"), providing for the management of Chiles Offshore and certain limitations on the transferability of the Membership Interests in Chiles Offshore held by them. The following description of certain material terms of the Operating Agreement of Chiles Offshore, which sets forth matters related to the conduct of the Company's business and the purpose and powers of Chiles Offshore, its Management Committee and officers and the rights, privileges and preferences of its Members, does not purport to be complete, and is subject to, and is qualified in its entirety by reference to, the forms of such instruments, copies of which are filed as exhibits to this Report.

         Organization and Duration. Chiles Offshore was organized as a limited liability company under the Delaware Limited Liability Company Act (the "Delaware Act") on August 5, 1997. The term of the Company will continue until the close of business on August 1, 2032 or until an earlier dissolution pursuant to the Operating Agreement. The existence of Chiles Offshore as a separate legal entity will continue until cancellation of the Certificate of Formation of Chiles Offshore in the manner required by the Delaware Act.

         Purpose. The purposes of Chiles Offshore, and the nature of the business to be conducted and promoted by Chiles Offshore, are (a) to manage and supervise either directly or through one or more other entities owned and controlled directly or indirectly by Chiles Offshore, all aspects of the construction of premium jackup rigs, and, upon their completion, manage all aspects of their operation and receive therefor certain construction supervision fees and management fees, (b) to form and act as managing general partner of any such entity that is a partnership, (c) to engage in any other lawful act or activity for which limited liability companies may be formed under the Delaware Act and (d) to engage in any and all activities necessary, advisable, convenient or incidental to the foregoing.

         Restrictions on Transferability. Generally, the Members may not sell, transfer, hypothecate or pledge any of their Membership Interests. Notwithstanding the foregoing, a Member that is a natural person may freely transfer his or her Membership Interests to certain immediate family members and a Member that is not a natural person may freely transfer its Membership Interests to certain affiliates. Members may also transfer Membership Interests pursuant to the Right of First Offer, Tag-Along Rights and Drag-Along Rights described below.

         Right of First Offer. In the event a Member proposes to transfer its Membership Interests to a proposed purchaser, in whole or part, each other Member will have the option to purchase a portion of such Membership Interests on a pro rata basis at the same price and on the same terms as such proposed purchaser (provided that the current Members, taken as a whole, purchase the entire interest offered for sale).

         Tag-Along Rights. Generally, no Member or group of Members may sell, in one transaction or a series of related transactions, 20% or more of all the Membership Interests, unless the terms of such sale require that the proposed purchaser offer to each other Member the right to participate in the sale on a pro rata basis.

         Drag-Along Rights. Generally, any Member or group of Members selling all of their holdings aggregating more than a majority of all the Membership Interests may require all of the other Members to sell all their Membership Interests to the proposed purchaser on the same terms and conditions.

         Pre-Emptive Rights. Generally, each Member will have a right to purchase all or a portion of its pro rata share of additional Membership Interests to be sold by the Company. Members have no pre-emptive rights with respect to Membership Interests granted pursuant to the Option Plan.

         "Piggyback" Registration Rights. Generally, if Chiles Offshore seeks to register any class of its equity securities in a primary public offering under the Securities Act pursuant to an effective registration statement, each Member will have the right to "piggy back" or sell its Membership Interests, or shares received in exchange therefor, as part of the registered offering.

         Governance. Chiles Offshore is managed by a Management Committee comprised of up to seven Managers. SEACOR Rigs (together with its permitted successors or assigns, the "Group A Members") has the right to designate up to four Managers (the "Group A Managers") and COI (together with its permitted successors or assigns, the "Group B Members") shall designate up to two Managers, of which one will be William E. Chiles so long as he is President and Chief Executive Officer of the Company. In addition, the new investors pursuant to the final phase of the Equity Financing (together with their respective permitted successors or assigns, the "Group C Members"), by vote of the holders of a majority of Membership Interests held by such investors, have the right to designate one Manager. The Managers designated by SEACOR Rigs were Charles Fabrikant, Randall Blank, Timothy J. McKeand and Dick H. Fagerstal. The Managers designated by COI were William E. Chiles and Jonathan B. Fairbanks. The designee of the new investors was Robert J. Pierot, Jr. The Management Committee acts by majority vote. A quorum for taking action at any meeting of the Management Committee requires the presence of at least four Managers. Charles Fabrikant, Chairman, President and CEO of SEACOR, serves as the Chairman of the Management Committee.

         Officers. The Management Committee has the authority to appoint the officers of the Company. The Management Committee may appoint such officers as it deems appropriate, which may include a President and Chief Executive Officer, Senior Vice President, Vice President, Chief Operating Officer, Chief Financial Officer, Treasurer, Controller or Secretary.

         Membership Interest Option Plan. The Company may issue up to five percent (5%), on a fully-diluted basis, of additional Membership Interests in Chiles Offshore in the form of options to employees, directors, advisors or consultants to the Company or its subsidiaries, without triggering pre-emptive rights under the Operating Agreement, so long as such options are exercisable at a price that is not less than the price per percentage Membership Interest paid in the Equity Financing. The Option Committee controls the granting and vesting terms of any such options. See "Executive Compensation--Membership Interest Option Plan" and "--Option Repurchase Obligation."

         Limited Liability. Generally, the debts, obligations and liabilities of a Delaware limited liability company, whether arising in contract, tort or otherwise, are solely the debts, obligations and liabilities of the limited liability company, and no owner of an equity interest therein is obligated personally for any such debt, obligation or liability of the limited liability company solely by reason of being an owner thereof.

         Indemnification. The Operating Agreement provides that Chiles Offshore will indemnify the Members, members of the Management Committee and the officers of the Company, and certain other persons, from liabilities arising in the course of such persons' service to the Company, provided that (i) the indemnitee acted in good faith and in a manner which such indemnitee believed to be in or not opposed to the interests of the Company and, with respect to any criminal proceeding, had no reasonable cause to believe such indemnitee's conduct was unlawful and (ii) the indemnitee's conduct did not constitute actual fraud, gross negligence or willful or wanton misconduct. Such liabilities include all losses, claims, demands, costs, damages, liabilities, expenses of any nature (including reasonable attorneys' fees and disbursements), judgments, fines, settlements and other amounts arising from any and all claims, demands, actions, suits or proceedings, whether civil, criminal, administrative or investigative, in which an indemnitee may be involved, or threatened to be involved, as a party or otherwise, arising out of or incidental to the business of the Company, including, without limitation, liabilities under the Federal and state securities laws.

BROKERAGE FEE

         Bassoe will be paid a brokerage fee of $505,000 upon delivery of each Rig presently under construction at AMFELS. Such brokerage fees and commissions will be included in the cost of the Rigs paid to AMFELS. Bassoe also has an exclusive right to broker future sale, purchase and charter transactions with respect to the Rigs, provided that its rates are not in excess of rates charged by unrelated third parties in similar transactions.

OPTION REPURCHASE OBLIGATION

         Pursuant to the Option Plan, the Company has agreed to repurchase options granted under the Option Plan upon the occurrence of a termination of a participant's employment or of all consulting engagements if there has been no initial public offering of Chiles Offshore's Membership Interests prior to such time. The value attributed to such options under such repurchase shall be determined by reference to the fair market value of such Membership Interests. The determination of fair market value by the Option Committee shall be conclusive. For a description of other terms of the Option Plan, see "Executive Compensation--Membership Interest Option Plan."

GUARANTEE OF OFFICE LEASE

         On October 1, 1997, SEACOR Marine, Inc. ("SEACOR Marine"), a subsidiary of SEACOR, agreed to guarantee the Company's lease (the "Lease Guarantee") of its principal office space. The Lease Guarantee obligates SEACOR Marine as if it were the lessee of the office space, but it also allows the Company and the lessor to modify, extend or amend such lease without notice to SEACOR Marine.

                                     PART IV

ITEM 14.

(a)    Index to Financial Statements, Financial Statement Schedules and Exhibits

         (1)      Financial Statements

                  Report of Independent Public Accountants................. 16
                  Consolidated Balance Sheets.............................. 17
                  Consolidated Statements of Operations.................... 18
                  Statements of Members' Equity............................ 19
                  Consolidated Statements of Cash Flows.................... 20
                  Notes to Consolidated Financial Statements............... 21

         (2)      Financial Statement Schedules

                  No schedules have been included herein because the information required to be submitted has been included in the Consolidated Financial Statements or the notes thereto, or the required information is inapplicable.

         (3)      Exhibit Index............................................ 46

                  See Exhibit Index for a list of those exhibits filed herewith, which index also includes and identifies management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(b)(10) of Regulation S-K.

                  (b)      Reports on Form 8-K

         No reports on Form 8-K were filed by any of the Registrants during the quarterly period ended December 31, 1998.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 1999.

                                         CHILES OFFSHORE LLC

                                         By: /s/ Dick H. Fagerstal
                                             ----------------------------------
                                             Dick H. Fagerstal
                                             Senior Vice President,
                                             Chief Financial Officer and
                                             Secretary


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 1999.

      SIGNATURE                                      TITLE
      ---------                                      -----

/s/ William E. Chiles         President and Chief Executive Officer
---------------------------- (Principal Executive Officer) and Manager William E. Chiles


/s/ Dick H. Fagerstal         Senior Vice President, Chief Financial Officer and
----------------------------  Secretary (Principal Financial Officer) and
Dick H. Fagerstal             Manager


/s/ William A. Thorogood      Vice President--Controller and Assistant Secretary
----------------------------  (Principal Accounting Officer)
William A. Thorogood


/s/ Charles Fabrikant         Chairman of the Management Committee
----------------------------
Charles Fabrikant


/s/ Randall Blank             Manager
----------------------------
Randall Blank


/s/ Timothy J. McKeand        Manager
----------------------------
Timothy J. McKeand


/s/ Robert J. Pierot, Jr.     Manager
----------------------------
Robert J. Pierot, Jr.


/s/ Jonathan B. Fairbanks     Manager
----------------------------
Jonathan B. Fairbanks

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 1999.

                                    CHILES OFFSHORE FINANCE CORP.

                                    By: /s/ Dick H. Fagerstal
                                        ---------------------------------------
                                        Dick H. Fagerstal
                                        Senior Vice President, Chief Financial
                                        Officer and Secretary


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 1999.

       SIGNATURE                                        TITLE
       ---------                                        -----

/s/ William E. Chiles            President and Chief Executive Officer
----------------------------     (Principal Executive Officer) and Director
William E. Chiles


/s/ Dick H. Fagerstal            Senior Vice President, Chief Financial Officer
----------------------------     and Secretary
Dick H. Fagerstal                (Principal Financial Officer) and Director


/s/ William A. Thorogood         Vice President--Controller and Assistant
----------------------------     Secretary
William A. Thorogood             (Principal Accounting Officer)


/s/ Charles Fabrikant            Director
----------------------------
Charles Fabrikant


/s/ Randall Blank                Director
----------------------------
Randall Blank


/s/ Timothy J. McKeand           Director
----------------------------
Timothy J. McKeand


/s/ Robert J. Pierot, Jr.        Director
----------------------------
Robert J. Pierot, Jr.


/s/ Jonathan B. Fairbanks        Director
----------------------------
Jonathan B. Fairbanks

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 1999.

                                         CHILES COLUMBUS LLC

                                         By: /s/ Dick H. Fagerstal
                                             ---------------------------------
                                             Dick H. Fagerstal
                                             Senior Vice President,
                                             Chief Financial Officer and
                                             Secretary


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 1999.

         SIGNATURE                                     TITLE
         ---------                                     -----

/s/ William E. Chiles             President and Chief Executive Officer
----------------------------      (Principal Executive Officer) and President
William E. Chiles                 and Chief Executive Officer of Chiles
                                  Offshore LLC, the sole Manager

/s/ Dick H. Fagerstal             Senior Vice President, Chief Financial Officer
----------------------------      and Secretary (Principal Financial Officer)
Dick H. Fagerstal


/s/ William A. Thorogood          Vice President--Controller and Assistant
----------------------------      Secretary
William A. Thorogood              (Principal Accounting Officer)

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 1999.

                                         CHILES MAGELLAN LLC

                                         By: /s/ Dick H. Fagerstal
                                             ---------------------------------
                                             Dick H. Fagerstal
                                             Senior Vice President,
                                             Chief Financial Officer and
                                             Secretary


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 1999.

         SIGNATURE                                    TITLE
         ---------                                    -----

/s/ William E. Chiles             President and Chief Executive Officer
----------------------------      (Principal Executive Officer) and President
William E. Chiles                 and Chief Executive Officer of Chiles
                                  Offshore LLC, the sole Manager


/s/ Dick H. Fagerstal             Senior Vice President, Chief Financial Officer
----------------------------      and Secretary
Dick H. Fagerstal                 (Principal Financial Officer)



/s/ William A. Thorogood          Vice President--Controller and Assistant
----------------------------      Secretary
William A. Thorogood              (Principal Accounting Officer)

      SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT
       TO SECTION 15(d) OF THE EXCHANGE ACT BY REGISTRANTS WHICH HAVE NOT
        REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE EXCHANGE ACT


         No annual report covering the Registrants' last fiscal year (other than this Annual Report on Form 10-K) or proxy statement, form of proxy or other proxy soliciting materials with respect to any annual or other meeting of security holders has been or will be sent to the Company's security holders.

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

10.1 Credit Agreement, dated as of April 29, 1998, by and among the Company, Nederlandse Scheepshypotheek Bank N.V. ("Nedship") and MeesPierson Capital Corp. ("MeesPierson"), as co-arrangers, the banks and financial institutions named therein, Nedship, as documentation agent and security trustee, and MeesPierson, as administrative agent and paying agent (incorporated by reference to Exhibit 10.1 to the Registrants' Registration Statement on Form S-4 (Registration No. 333-57325))

10.2 Assignment, Assumption, Acknowledgement and Consent Agreement, dated as of April 23, 1998, among the Company, the Owners and AMFELS, Inc. (incorporated by reference to Exhibit 10.5 to the Registrants' Registration Statement on Form S-4 (Registration No. 333-57325))

10.3+ Chiles Offshore LLC 1998 Equity Option Plan (incorporated by reference to Exhibit 10.7 to the Registrants' Registration Statement on Form S-4 (Registration No. 333-57325))

10.4 Escrow Agreement, dated as of April 29, 1998, among U.S. Bank Trust National Association, as Escrow Agent, Trustee and Collateral Agent, and the Issuers (incorporated by reference to Exhibit 10.8 to the Registrants' Registration Statement on Form S-4 (Registration No.
              333-57325))

10.5          Escrow Security Agreement, dated as of April 29, 1998, among U.S.
              Bank Trust National Association, as Collateral Agent, and the Issuers (incorporated by reference to Exhibit 10.9 to the Registrants' Registration Statement on Form S-4 (Registration No. 333-57325))

10.6 Securities Intermediary and Account Agreement, dated as of April 29, 1998, among U.S. Bank Trust National Association, as Securities Intermediary, Trustee and Collateral Agent, and the Issuers (incorporated by reference to Exhibit 10.10 to the Registrants' Registration Statement on Form S-4 (Registration No. 333-57325))

10.7+ Employment Agreement, dated as of November 1, 1997, between the Company and William E. Chiles (incorporated by reference to
              Exhibit 10.11 to the Registrants' Registration Statement on Form S-4 (Registration No. 333-57325))

10.8+ Management and Administrative Services Agreement, dated as of February 27, 1998, between the Company and SEACOR SMIT Inc. (incorporated by reference to Exhibit 10.12 to the Registrants' Registration Statement on Form S-4 (Registration No. 333-57325))

21.1          Subsidiaries of the Company (incorporated by reference to Exhibit
              21.1 to the Registrants' Registration Statement on Form S-4 (Registration No. 333-57325))

24.1*         Powers of Attorney

27.1*         Financial Data Schedule


------------------------------
*    Filed herewith
+    Management contracts or compensatory plans or arrangements