Form 10-Q
period 1999-03-31
CHILES OFFSHORE LLC
filed 1999-05-12
CIK 1052667

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999 OR


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

         Indicate by check mark whether each of the registrants: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ X ] No[ ]

         As of May 10, 1999, 1,000 shares of the common stock of Chiles Offshore Finance Corp. were outstanding.



HO1:\154690\04\3BCY04!.DOC\73293.0016

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                               CHILES OFFSHORE LLC
         (A DELAWARE LIMITED LIABILITY COMPANY IN THE DEVELOPMENT STAGE)

                           CONSOLIDATED BALANCE SHEETS

================================================================================================================
                                                                      March 31, 1999         December 31, 1998
                                                                      --------------         -----------------
                                                                       (unaudited)
                             ASSETS
CURRENT ASSETS:
     Cash and cash equivalents - restricted.................       $    1,992,096              $    8,739,497
     Cash restricted for interest payments..................            5,500,000                   5,500,000
     Prepaid expenses.......................................                4,975                      12,308
     Interest receivables...................................              262,898                     263,000
                                                                  ---------------             ---------------
         Total current assets                                           7,759,969                  14,514,805
                                                                  ---------------             ---------------
RIGS UNDER CONSTRUCTION AND EQUIPMENT.......................          137,712,379                 111,786,825
     Less accumulated depreciation..........................              (79,588)                    (62,188)
                                                                  ---------------             ---------------
          Net rigs under construction and equipment.........          137,632,791                 111,724,637
                                                                  ---------------             ---------------
CASH RESTRICTED FOR CONSTRUCTION............................           29,480,302                  47,974,015
                                                                  ---------------             ---------------
DEFERRED DEBT ISSUANCE COSTS AND OTHER......................            4,124,474                   4,219,267
                                                                  ---------------             ---------------
          Total Assets......................................         $178,997,536               $ 178,432,724
                                                                  ===============             ===============

                LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable.......................................         $    137,833                $  2,660,950
     Accrued liabilities....................................            4,970,304                   2,176,920
                                                                  ---------------             ---------------
          Total current liabilities.........................            5,108,137                   4,837,870
LONG TERM DEBT..............................................          110,000,000                 110,000,000
                                                                  ---------------             ---------------
          Total liabilities.................................         $115,108,137               $ 114,837,870
                                                                  ===============             ===============
MEMBERS' EQUITY:
     Capital contributions, net of offering costs...........           63,730,707                  63,730,707
     Cumulative (losses) income since inception.............              158,692                    (135,853)
                                                                  ---------------             ---------------
     Total members' equity..................................           63,889,399                  63,594,854
                                                                  ---------------             ---------------
     Total Liabilities and Members' Equity..................         $178,997,536               $ 178,432,724
                                                                  ===============             ===============


              The accompanying notes are an integral part of these consolidated financial statements.

                               CHILES OFFSHORE LLC
         (A DELAWARE LIMITED LIABILITY COMPANY IN THE DEVELOPMENT STAGE)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            For the Period           For the              For the
                                            from Inception        Three Months         Three Months
                                          (August 5, 1997) to         Ended                Ended
                                            March 31, 1999       March 31, 1999       March 31, 1998
                                            --------------       --------------       --------------
REVENUE............................                      -                   -                   -
OPERATING EXPENSES:                                      -                   -                   -
  General & administrative expenses        $    (1,330,505)       $   (187,672)        $   (82,290)
  Depreciation.....................                (79,588)            (17,400)             (2,565)
                                           ---------------        ------------         -----------
      Operating loss...............             (1,410,093)           (205,072)            (84,855)
INTEREST INCOME....................              4,001,144             545,330             363,086
INTEREST EXPENSE...................             (2,432,359)            (45,713)                  -
                                           ---------------        ------------         -----------
NET INCOME (LOSS)..................          $     158,692          $  294,545          $  278,231
                                           ===============        ============         ===========


              The accompanying notes are an integral part of these consolidated financial statements.

                               CHILES OFFSHORE LLC
         (A DELAWARE LIMITED LIABILITY COMPANY IN THE DEVELOPMENT STAGE)

                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
                                   (UNAUDITED)

                                                SEACOR
                                               Offshore                                      Group C
                                              Rigs, Inc.              COI, LLC               Members                  Total
                                          --------------------    -----------------    --------------------    --------------------
BALANCE, December 31, 1998.........          $  34,871,153           $  8,730,983       $  19,992,718           $  63,594,854
NET INCOME for the three months ended
  March 31, 1999...................                163,119                 40,794              90,632                 294,545
                                          --------------------    -----------------    --------------------    --------------------
BALANCE, March 31, 1999............          $  35,034,272           $  8,771,777       $  20,083,350           $  63,889,399
                                          ====================    =================    ====================    ====================

              The accompanying notes are an integral part of these consolidated financial statements.

                               CHILES OFFSHORE LLC
         (A DELAWARE LIMITED LIABILITY COMPANY IN THE DEVELOPMENT STAGE)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           For the Period          For the                For the
                                                           from Inception        Three Months           Three Months
                                                        (August 5, 1997) to         Ended                  Ended
                                                           March 31, 1999       March 31, 1999         March 31, 1998
                                                        --------------------- --------------------- ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)...........................           $   158,692           $   294,545           $   278,231
     Adjustments to reconcile net loss to net cash
       provided by (required by) operating activities
       -
       Depreciation..............................                79,588                17,400                 2,565
       Amortization of deferred expenses.........                78,239                 1,797                     -
     Increase (decrease) in operating cash flows
       resulting from-
       Interest receivable.......................              (262,898)                  102                     -
       Accounts payable..........................                70,231            (2,523,117)           (3,950,236)
       Accrued liabilities.......................             4,970,304             2,793,384                55,546
       Prepaid expenses and other................               (22,794)               (8,833)               (4,123)
                                                        --------------------- --------------------- ---------------------

         Net cash provided by (used in) operating
         activities..............................             5,071,362               575,278            (3,618,017)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment..........          (107,583,645)          (25,816,392)           (9,878,354)
                                                        --------------------- --------------------- ---------------------

         Net cash required by investing activities         (107,583,645)          (25,816,392)           (9,878,354)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Membership capital contributions, net........            33,984,884                     -                     -
    Net proceeds from issuance of notes..........                     -                     -                     -
    Net proceeds from issuance of senior notes...           105,499,797                     -                     -
                                                        --------------------- --------------------- ---------------------

         Net cash provided by financing activities          139,484,681                     -                     -

RESTRICTED CASH, beginning of period.............                     -            62,213,512                     -
NET INCREASE (DECREASE) IN RESTRICTED CASH.......            36,972,398           (25,241,114)                    -
                                                        --------------------- --------------------- ---------------------

RESTRICTED CASH, end of period...................           (36,972,398)          (36,972,398)                    -
                                                        --------------------- --------------------- ---------------------

NET INCREASE (DECREASE) IN CASH..................                     -                     -                     -
CASH AND CASH EQUIVALENTS, beginning of period...                     -                     -            32,341,117
                                                        --------------------- --------------------- ---------------------

CASH AND CASH EQUIVALENTS, end of period.........           $         -           $         -           $18,844,746
                                                        ===================== ===================== =====================

SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Noncash investing activities -
       Purchase of property in exchange for
       membership interest.......................           $21,260,000                     -                     -
    Noncash financing activities -
       Receipt of net assets in exchange for
       membership interest.......................           $ 8,486,000                     -                     -
       Cash paid for interest - net of capitalized          $   436,318                     -                     -
       interest..................................

              The accompanying notes are an integral part of these consolidated financial statements.

                               CHILES OFFSHORE LLC
         (A DELAWARE LIMITED LIABILITY COMPANY IN THE DEVELOPMENT STAGE)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 1999

1.   SIGNIFICANT ACCOUNTING POLICIES

CAPITALIZED INTEREST

         The Company capitalizes interest applicable to the construction of offshore drilling rigs as a cost of such assets. Interest capitalized for the three months ended March 31, 1999 and March 31, 1998 was $2.7 million and $0, respectively. Interest expense is shown net of interest capitalized in the Consolidated Statement of Operations.

2.   BASIS OF PRESENTATION

         Chiles Offshore LLC (the "Company") is engaged in the construction of offshore drilling rigs which will be contracted to oil and gas operators upon completion of construction. The Company was formed under the laws of the State of Delaware on August 5, 1997. The Company has operated as a development stage company since its inception by devoting substantially all of its efforts to designing, engineering and contracting with shipyards and vendors for two offshore drilling rigs, raising capital and securing contracts for the rigs. The Company has not generated revenues, nor is there any assurance that the Company will generate significant revenues in the future. In addition, there can be no assurance that the Company will successfully complete the transition from a development stage company to successful operations. Additional risk factors associated with the Company's operations include, but are not limited to, oil and gas prices, capital expenditure plans of oil and gas operators, access to capital, completion of construction of the rigs and competition. As a result of the aforementioned factors, and the related uncertainties, there can be no assurance of the Company's future success. The Company has a loss from operations of $1,410,093 for the period from inception (August 5, 1997) to March 31, 1999. Management is currently pursuing a business strategy which includes obtaining drilling contracts with oil and gas operators, employment of rig personnel, selection and procurement of drilling equipment and overseeing the construction of the rigs and installation of drilling equipment. There is no assurance that this business strategy will be achieved. While pursuing this business strategy, the Company will experience cash flow deficits until the rig construction is completed and the rigs are placed in operation. As a result of the aforementioned factors and related uncertainties, there is substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments necessary to present a fair statement of the results for the periods included herein) have been made and the disclosures contained herein are adequate to make the information presented not misleading. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Registration Statement on Form S-4 (No. 333-57325). Chiles Offshore LLC has three wholly owned subsidiaries, Chiles Offshore Finance Corp. ("Finance"), Chiles Columbus LLC ("Columbus") and Chiles Magellan LLC ("Magellan").

3.   NOTES PAYABLE

         Long-term debt at March 31, 1999 consisted solely of 10% Senior Notes (the "Notes") due 2008 in the aggregate principal amount of $110.0 million. The Notes were co-issued by the Company jointly with Finance (the "Issuers"). The Notes are guaranteed by Columbus and Magellan, jointly and severally, on an unsecured basis. The Issuers received net proceeds from the Notes of approximately $105.5 million after deducting estimated offering-related expenses. The net proceeds of the Notes have been placed in escrow to partially fund the construction of two rigs and pay the first two semi-annual interest installments. The Notes are redeemable in May 2003, at a premium to par, except that until May 2001, up to 35% of the Notes may be redeemable with the proceeds of a public equity offering, also at a premium to par, both at the option of the Issuers.

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

5.   COMMITMENTS AND CONTINGENCIES

         The Company has entered into agreements with a shipyard and various equipment vendors for delivery of two mobile offshore drilling rigs, Chiles Columbus and Chiles Magellan, at a combined cost of approximately $171.3 million, exclusive of interest during construction and costs associated with arranging financing. At March 31, 1999, the Company had outstanding purchase commitments of approximately $41.0 million with respect to these rigs and equipment. These amounts will become payable in future periods in accordance with terms of the construction contract and vendor agreements. The Chiles Columbus is scheduled for delivery in the second quarter of 1999 and the Chiles Magellan is scheduled for delivery in the third quarter of 1999. The Company expects to finance these costs with the net cash proceeds of the equity financing completed in 1997, the issuance of the Notes and the Bank Facility. Subject to the satisfaction of customary conditions precedent, including that there shall have occurred no material adverse change with respect to the Company or its business, assets, properties, condition (financial or otherwise) or prospects since the date of the execution of the Bank Facility, availability under the Bank Facility will commence upon the first delivery of a rig. The Company expects that with the net cash proceeds from the sale of equity and Notes in combination with the Bank Facility, it will be able to finance the construction and outfitting cost required to place the rigs in service.

6.   COMPREHENSIVE INCOME

         In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), was issued. SFAS established standards for reporting and display of comprehensive income and its component in a full set of general purpose financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. The Company has no non-owner changes in equity during the three months ended March 31, 1999 and therefore, no reporting and display of comprehensive income was required.

7.   OPERATING SEGMENTS

              In June 1997, Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information ("SFAS 131") was issued. SFAS 131 requires that companies report financial and descriptive information about their reportable operating segments. The Company adopted SFAS 131 in 1998; however, the Company is still in the development stage and has no material operating information to report for the three months ended March 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following discussion should be read in conjunction with the Consolidated Financial Statements of Chiles Offshore LLC (the "Company") (including the Notes thereto) included elsewhere in this Quarterly Report on Form 10-Q.


         The Company is a development stage company formed in August 1997 for the purpose of constructing, owning and operating a fleet of state-of-the-art premium offshore jackup drilling rigs. At formation of the Company, COI, LLC (a Delaware limited liability company formed by members of management of the Company and certain other investors) contributed $0.36 million in cash to the capital of the Company and assets with an agreed-upon value of $8.5 million and a historical cost of $2.3 million. The difference of $6.2 million between such agreed-upon value and historical cost has been recorded on the balance sheet of the Company as "Rigs under construction and equipment". At formation of the Company and in the final phase of the Company's equity financing, which was completed in December 1997 (the "Equity Financing"), SEACOR Offshore Rigs Inc. contributed an aggregate of $35.0 million in cash. Other accredited investors contributed $20.0 million in cash in the Equity Financing.

         In April 1998, the Company completed the private placement of $110.0 million of 10% Senior Notes due 2008 (the "Notes") issued by the Company and Chiles Offshore Finance Corp., a wholly-owned subsidiary of the Company. The Company received net proceeds of $105.5 million from the issuance and sale of the Notes. Also in April 1998, the Company entered into a $25.0 million credit agreement with two banks (the "Bank Facility"). In September 1998, the Company completed a registered exchange offer for the Notes issued in the private placement (the "Exchange Offer"). In the Exchange Offer, all of the Notes issued in the private placement were exchanged for substantially identical Notes that were registered under the Securities Act of 1933, as amended.


         The Company is constructing two jackup drilling rigs, the Chiles Columbus and the Chiles Magellan (the "Rigs"), at a shipyard in Brownsville, Texas. The Chiles Columbus is scheduled for delivery in late May 1999, and the Chiles Magellan is scheduled for delivery in September 1999. The Company is currently engaged in rig-related design, engineering, procurement and construction activities and is preparing for the commencement of business operations of the Rigs. As of March 31, 1999, the Company had approximately $37.0 million of cash on hand, of which amount $37.0 million was restricted for construction of the Rigs and the second semi-annual interest payment on the Notes. The Company has been informed by the shipyard that, as of March 31, 1999, construction of the Chiles Columbus was approximately 97% complete and construction of the Chiles Magellan was approximately 57% complete.


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


        The Company had a loss from operations of approximately $.2 million for the three months ended March 31, 1999 and $1.4 million for the period from inception (August 5, 1997) to March 31, 1999. The Company's management is currently pursuing a business strategy that includes obtaining drilling contracts with oil and gas operators, employment of rig personnel, completing the construction of the Rigs and the purchase of drilling equipment, and overseeing the construction of the Rigs and installation of the drilling equipment. There can be no assurance that this business strategy will be achieved. While pursuing this business strategy, the Company will experience cash flow deficits until construction is completed and the Rigs are placed in operation. As a result of these conditions, a doubt exists as to the Company's ability to continue as a going concern until the Rigs are placed in service and the Company is able to achieve successful operations. The Company's financial statements included elsewhere herein do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

RESULTS OF OPERATIONS

         Since inception, the Company has engaged in no operations other than managing construction of the Rigs and related matters. The Company has not generated any operating revenues to date. From inception to March 31, 1999, the Company has had a net income of approximately $0.2 million as a result of interest income in excess of general and administrative expenses, interest expense and depreciation. For the three months ended March 31, 1999, the Company had net income of approximately $0.3 million as a result of interest income in excess of general and administrative expenses, interest expense and depreciation. Operating loss of approximately $0.2 million during the first quarter of 1999 increased approximately $0.1 million from the first quarter of 1998 primarily due to increased marketing and employment costs, including crew-related employment expenses, and other administrative costs.

OUTLOOK

         The Company's business and operations are materially dependent upon the condition of the oil and natural gas industry and, specifically, the exploration and production expenditures of oil and gas companies. Due to the Company's initial focus on the Gulf of Mexico, the Company's business and operations will be particularly dependent upon the condition of the oil and natural gas industry in the Gulf of Mexico and on the exploration and production expenditures of oil and gas companies there. The offshore contract drilling industry historically has been and is expected to continue to be highly competitive and cyclical. During 1998, the decline in product prices in the oil and gas industry resulted in significantly reduced dayrates and decreased utilization, particularly in the Gulf of Mexico jackup market, and excess supply in such market. Sustained weak commodity prices, economic problems in countries outside the United States, or a number of other factors beyond the Company's control could further curtail spending by oil and gas companies. The Company has entered into a drilling contract (the "CNG Contract") with CNG Producing Company for the use of the Chiles Columbus in the Gulf of Mexico upon delivery of such Rig from the shipyard and completion of testing of its equipment and drilling systems. The CNG Contract calls for the drilling of one well, which is expected to require approximately 60 days. CNG Producing Company then has the option to use the Chiles Columbus to drill one or two additional wells. In connection with the CNG Contract, the Chiles Columbus will be modified to extend the legs from 477 feet to 511 feet in length, as a result of which the Rig is scheduled to be delivered in late May 1999. While the Company anticipates that it will obtain drilling contracts for the Rigs, no assurance can be given that additional drilling contracts will be obtained, or obtained on a timely basis, nor can the Company predict that the dayrates payable under any drilling contract will be equal to or greater than the operating costs of the Rigs and other fixed costs, and current payment liabilities, including interest payable with respect to the Notes and drawings under the Bank Facility. In such event, the Company expects to use the Bank Facility, subject to the terms and conditions of the Bank Facility, to meet operating cost requirements and other current payment liabilities until market conditions improve. If depressed market conditions continue and availability under the Bank Facility is fully drawn or for any reason is unavailable, the Company would need to raise additional liquidity to sustain its operations and there is no assurance that the Company would be able to do so. The Company cannot predict whether or not current market conditions will improve or deteriorate further, or to what extent. The current trends in market conditions, if continued, would have a material adverse effect on the Company's future results of operations.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has had negative cash flow, excluding interest income, and has financed its operations with a combination of the sale of equity interests in the Company and the issuance and sale of the Notes. From April 1, 1999 through the scheduled delivery dates of the Rigs, the Company expects to incur approximately $47.9 million in aggregate costs to complete construction and outfitting of the Rigs, including internal construction costs and excluding net capitalized interest. The shipyard construction contracts are fixed-price contracts, except for any approved change orders, and approximately 95% of the aggregate cost of owner furnished equipment is fixed under firm delivery contracts with various vendors. The Company expects to finance these costs with the net cash proceeds of the Equity Financing completed in l997, the net proceeds from the issuance and sale of the Notes and the Bank Facility. Although availability under the Bank Facility will not commence prior to the delivery of the first of the two Rigs, the Company expects that with the net cash proceeds from the sale of equity interests and the Notes, in combination with the Bank Facility, it will be able to finance the construction and outfitting costs required to place the Rigs in service. As of March 31, 1999, the Company had approximately $37.0 million cash on hand, all of which was restricted for construction of the Rigs and the second semi-annual interest payment on the Notes. As of March 31, 1999, the Company had $110.0 million of long term debt related to the Notes. Additionally, when the first Rig is placed in operation, borrowings under the Bank Facility are expected to be available, subject to the terms and conditions of the Bank Facility, together with any cash flow from operations of such Rig, to cover the remaining construction, outfitting and overhead costs and working capital requirements associated with the second Rig.

         Because the Rigs are newbuilds, the Company does not expect to incur material additional capital expenditures associated with the Rigs in the foreseeable future. The Company has not budgeted for any mobilization of either Rig from the shipyard into the operating area of the Gulf of Mexico, or to another market which, if it occurs, could materially increase Rig operating expense levels and reduce revenues while either Rig is in transit and not working. Any unanticipated capital expenditures or mobilizations could adversely affect cash flow from operations and operating income in the period incurred. Due to the current depressed industry market conditions, no assurance can be given that additional drilling contracts will be obtained for the Rigs, or obtained on a timely basis, or if obtained, that dayrates payable under such drilling contracts will be equal to or greater than the operating costs of the Rigs and other fixed costs and current payment liabilities, including interest payable with respect to the Notes and drawings under the Bank Facility. In such event, the Company expects to use the Bank Facility, subject to the terms and conditions of the Bank Facility, to meet operating cost requirements and other current payment liabilities until market conditions improve. The Company believes that the Bank Facility should be adequate to address any short-term liquidity needs created by such events. However, if depressed market conditions continue and availability under the Bank Facility is fully drawn or for any reason is unavailable, the Company would need to raise additional liquidity to sustain its operations and there is no assurance that the Company would be able to do so.

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

         As the Company is a development stage company, it presently does not have any operating revenues. The Company will initiate a program to identify any other third parties with whom a material relationship exists. The Company will seek to obtain certification of Y2K compliance from any such third parties. If any such third parties are unable to provide such certification, the Company will seek to minimize any negative effect of such non-compliance on the Company until the third party becomes Y2K compliant or until an alternative relationship is established.

         As of March 31, 1999, the Company has incurred nominal administrative cost in conducting its Y2K compliance program. Early results of this program have not identified any system, equipment, component or software owned or used by the Company that is not Y2K compliant. Although the total cost to complete the Company's Y2K program cannot be determined at this time, it is not expected to be material because all of the Company's IT and non-IT equipment has been purchased within the last two years, and the procurement arrangements of the Company for such equipment require vendors to provide only Y2K compliant items. Such procurement arrangements also require that any such equipment that is not Y2K compliant be replaceable under the applicable warranty provisions.

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

FORWARD-LOOKING STATEMENTS

         Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, performance or achievements, and may contain the words "expect," "intend," "plan," "anticipate," "estimate," "believe," "will be," "will continue," "will likely result," and similar expressions. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, general economic and business conditions, operating difficulties arising from shortages of equipment or qualified personnel or as a result of other causes, casualty losses, industry fleet capacity, changes in foreign and domestic oil and gas exploration and production activity, competition, changes in foreign political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to attract and retain qualified personnel, customer preferences, Year 2000 issues and various other matters, many of which are beyond the Company's control. The list of risks included here is not exhaustive. Other sections of this Report and the Company's other filings with the Securities and Exchange Commission include additional factors that could adversely affect the Company's business and financial performance. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. The forward-looking statements in this Report speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                                 CHILES OFFSHORE LLC
                                 CHILES OFFSHORE FINANCE CORP.
                                 CHILES COLUMBUS LLC
                                 CHILES MAGELLAN LLC

                                 By: /s/ Dick H. Fagerstal
                                     -------------------------------------------
                                     Dick H. Fagerstal
                                     Senior Vice President, Chief Financial
                                       Officer and Secretary



                                 By: /s/ William A. Thorogood
                                     -------------------------------------------
                                     William A. Thorogood
                                     Vice President - Controller



Dated:  May 12, 1999

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