Form 10-Q
period 1999-06-30
CHILES OFFSHORE LLC
filed 1999-08-11
CIK 1052667

-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999 OR


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

     Indicate by check mark whether each of the registrants: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ X ] No[ ]

     As of August 10, 1999, 1,000 shares of the common stock of Chiles Offshore Finance Corp. were outstanding.

73293.0016

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                               CHILES OFFSHORE LLC
         (A DELAWARE LIMITED LIABILITY COMPANY IN THE DEVELOPMENT STAGE)

                           CONSOLIDATED BALANCE SHEETS


==============================================================================================================
                                                                       June 30, 1999         December 31, 1998
                                                                       -------------         -----------------
                                                                        (unaudited)
                             ASSETS
CURRENT ASSETS:
     Cash and cash equivalents..............................             $   862,612              $  8,739,497
     Cash restricted for interest payments..................                       -                 5,500,000
     Accounts and other receivables.........................               1,895,166                   263,000
     Prepaid expenses.......................................                  90,488                    12,308
                                                                        ------------              ------------
         Total current assets...............................               2,848,266                14,514,805
                                                                        ============              ============
PROPERTY AND EQUIPMENT:
     Drilling Rig and Equipment.............................              92,017,684                   356,086
     Less accumulated depreciation..........................                (284,315)                  (62,188)
                                                                        ------------              ------------

          Net property and equipment........................              91,733,369                   293,898
                                                                        ------------              ------------

     Rig under construction.................................              83,503,157               111,430,739
                                                                        ------------              ------------

     Total property and equipment...........................             175,236,526               111,724,637
                                                                        ------------              ------------

CASH RESTRICTED FOR CONSTRUCTION............................                       -                47,974,015
                                                                        ------------              ------------

DEFERRED DEBT ISSUANCE COSTS AND OTHER......................               4,124,548                 4,219,267
                                                                        ------------              ------------

          Total Assets......................................            $182,209,340              $178,432,724
                                                                        ============              ============

                LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable.......................................            $  6,102,584              $  2,660,950
     Accrued liabilities....................................               2,704,819                 2,176,920
                                                                        ------------              ------------

          Total current liabilities.........................               8,807,403                 4,837,870
LONG TERM DEBT..............................................             110,000,000               110,000,000
                                                                        ------------              ------------

          Total liabilities.................................            $118,807,403              $114,837,870
                                                                        ============              ============

MEMBERS' EQUITY:
     Capital contributions, net of offering costs...........              63,730,707                63,730,707
     Cumulative (losses) income since inception.............                (328,770)                 (135,853)
                                                                        ------------              ------------

     Total members' equity..................................              63,401,937                63,594,854
                                                                        ------------              ------------

     Total Liabilities and Members' Equity..................            $182,209,340              $178,432,724
                                                                        ============              ============


The accompanying notes are an integral part of these consolidated financial statements.



                               CHILES OFFSHORE LLC
         (A DELAWARE LIMITED LIABILITY COMPANY IN THE DEVELOPMENT STAGE)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                      For the Period         For the            For the              For the             For the
                                      from Inception      Three Months       Three Months          Six Months           Six Months
                                    (August 5, 1997) to       Ended              Ended                Ended               Ended
                                       June 30, 1999      June 30, 1999      June 30, 1998        June 30, 1999       June 30, 1998
                                    -------------------- ---------------- -------------------- -------------------- ---------------

REVENUE............................ $        527,909       $     527,909                -        $    527,909                    -
OPERATING EXPENSES:
  Rig Operating Expenses...........          402,621             402,621                -             402,621                    -
  General & administrative expenses        1,586,951             256,446      $   277,801             444,118          $   360,091
  Depreciation.....................          284,315             204,727           18,478             222,127               21,043
                                    ----------------    ---------------- ----------------    ----------------     ----------------

      Operating loss...............       (1,745,978)           (335,885)        (296,279)           (540,957)            (381,134)
INTEREST INCOME....................        4,179,244             178,100          587,709             723,430              950,795
INTEREST EXPENSE...................       (2,762,036)           (329,676)        (843,661)           (375,389)            (843,661)
                                    ----------------    ---------------- ----------------    ----------------     ----------------

NET (LOSS).........................   $     (328,770)       $   (487,461)    $   (552,231)       $   (192,916)         $  (274,000)
                                    ================    ================ ================    ================     ================

The accompanying notes are an integral part of these consolidated financial statements.



                               CHILES OFFSHORE LLC
         (A DELAWARE LIMITED LIABILITY COMPANY IN THE DEVELOPMENT STAGE)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                           For the Period          For the                For the
                                                           from Inception         Six Months             Six Months
                                                        (August 5, 1997) to         Ended                  Ended
                                                            June 30,1999        June 30, 1999          June 30, 1998
                                                        --------------------- --------------------- ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)...........................           $  (328,770)          $  (192,916)          $  (274,000)
     Adjustments to reconcile net loss to net cash
       provided by (required by) operating activities
       -
       Depreciation..............................               284,315               222,127                21,043
       Amortization of deferred expenses.........                90,943                12,704                69,645
     Increase (decrease) in operating cash flows
       resulting from-
       Accounts and other receivable.............            (1,895,166)           (1,632,166)                    -
       Accounts payable..........................             6,034,982             3,441,634            (3,304,815)
       Accrued liabilities.......................             2,704,819               527,899             2,086,901
       Prepaid expenses and other................               (11,923)                3,835                 7,867
                                                        --------------------- --------------------- ---------------------

         Net cash provided by (used in) operating
         activities..............................             6,879,200             2,383,117            (1,393,359)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment..........          (145,501,269)          (63,734,017)          (33,922,007)
                                                        --------------------- --------------------- ---------------------

         Net cash required by investing activities         (145,501,269)          (63,734,017)          (33,922,007)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Membership capital contributions, net........            33,984,884                     -                     -
    Net proceeds from the sale of senior notes...           105,499,797                     -           106,290,228
                                                        --------------------- --------------------- ---------------------

         Net cash provided by financing activities          139,484,681                     -           106,290,228

RESTRICTED CASH, beginning of period.............                     -            62,213,512                     -
NET INCREASE (DECREASE) IN RESTRICTED CASH.......                     -           (62,213,512)                    -
                                                        --------------------- --------------------- ---------------------

RESTRICTED CASH, end of period...................                     -                     -           (95,908,713)
                                                        --------------------- --------------------- ---------------------

NET INCREASE (DECREASE) IN CASH..................               862,612               862,612           (24,933,851)
CASH AND CASH EQUIVALENTS, beginning of period...                     -                     -            32,341,117
                                                        --------------------- --------------------- ---------------------

CASH AND CASH EQUIVALENTS, end of period.........           $   862,612           $   862,612           $ 7,407,266
                                                        ===================== ===================== =====================

SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Noncash investing activities -
       Purchase of property in exchange for
       membership interest.......................           $21,260,000                     -                     -
    Noncash financing activities -
       Receipt of net assets in exchange for
       membership interest.......................           $ 8,486,000                     -                     -
       Cash paid for interest - net of capitalized          $   627,226           $   190,908                     -
       interest..................................



              The accompanying notes are an integral part of these consolidated financial statements.


                               CHILES OFFSHORE LLC
         (A DELAWARE LIMITED LIABILITY COMPANY IN THE DEVELOPMENT STAGE)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 1999

1.   SIGNIFICANT ACCOUNTING POLICIES

REVENUE

         Drilling contracts are on a day rate basis, and revenue and expenses are recognized as work progresses.

CAPITALIZED INTEREST

         The Company capitalizes interest applicable to the construction of offshore drilling rigs as a cost of such assets. Interest capitalized for the six months ended June 30, 1999 and June 30, 1998 was $5.1 million and $1.1 million, respectively. Interest expense is shown net of interest capitalized in the Consolidated Statement of Operations.

2.   BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments necessary to present a fair statement of the results for the periods included herein) have been made and the disclosures contained herein are adequate to make the information presented not misleading. Operating results for the six-month and three-month periods and ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. Chiles Offshore LLC has three wholly owned subsidiaries, Chiles Offshore Finance Corp. ("Finance"), Chiles Columbus LLC ("Columbus") and Chiles Magellan LLC ("Magellan").

3.   BUSINESS AND INDUSTRY CONDITIONS AND LIQUIDITY

         Chiles Offshore LLC (the "Company") is engaged in the operation and construction of two offshore drilling rigs (each a "Rig" and together, the "Rigs") one of which is currently contracted to an oil and gas operator and one of which is expected to be placed in service upon completion of construction. The Company was formed under the laws of the State of Delaware on August 5, 1997. The Company has operated as a development stage company since its inception by devoting substantially all of its efforts to designing, engineering and contracting with shipyards and vendors for two offshore drilling rigs, raising capital and securing contracts for the Rigs. Since inception, the Company has had negative cash flow and has financed its operations with a combination of the sale of equity interests in the Company and the issuance and sale of the Notes. From July 1, 1999 through the scheduled delivery date of the Chiles Magellan, the Company expects to incur approximately $16.2 million of purchase commitments and $6.5 million of accounts payable to complete construction and outfitting of the Rigs, including internal construction costs and excluding net capitalized interest. The shipyard construction contracts are fixed-price contracts, except for any approved change orders, and over 95% of the aggregate cost of owner furnished equipment is fixed under firm delivery contracts with various vendors. The Company started generating revenues in June 1999 in connection with the completion of the first of its two Rigs, the Chiles Columbus; however, there can be no assurance that the Company will generate sufficient operating revenues and cash flow to complete the transition from a development stage company to successful operations. Additional risk factors associated with the Company's operations include, but are not limited to, oil and gas prices, capital expenditure plans of oil and gas operators, access to capital, completion of construction of the Chiles Magellan and competition. As a result of the aforementioned factors, and the related uncertainties, there can be no assurance of the Company's future success.

The Company has a loss from operations of $1.7 million for the period from inception (August 5, 1997) to June 30, 1999. Management is currently pursuing a business strategy which includes obtaining drilling contracts with oil and gas operators, employment of rig personnel, selection and procurement of drilling equipment, overseeing the construction of the Chiles Magellan and installation of drilling equipment. There can be no assurance that this business strategy will be successfully achieved. While pursuing this business strategy, the Company will experience cash flow deficits until the Rig construction is completed and both Rigs are placed in operation. As a result of the aforementioned factors and related uncertainties, there is substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

         The Company's business and operations are materially dependent upon the condition of the oil and natural gas industry and, specifically, the exploration and production expenditures of oil and gas companies. Due to the Company's initial focus on the Gulf of Mexico, the Company's business and operations are and will continue to be particularly dependent upon the condition of the oil and natural gas industry in the Gulf of Mexico and on the exploration and production expenditures of oil and gas companies there. The offshore contract drilling industry historically has been and is expected to continue to be highly competitive and cyclical. During 1998, the decline in commodity prices in the oil and gas industry resulted in significantly reduced dayrates and decreased utilization, particularly in the Gulf of Mexico jackup market, and excess supply of rigs. Sustained weak commodity prices, economic problems in countries outside the United States, and a number of other factors beyond the Company's control could further curtail spending by oil and gas companies. The Company cannot predict whether or not current market conditions will improve or deteriorate further, or to what extent. The current prevailing market conditions, if continued, would have a material adverse effect on the Company's future results of operations.

         In connection with the initial drilling contract for the Chiles Columbus, the Rig was modified to extend the legs from 477 feet to 511 feet in length. In June 1999, the Company entered into a Letter of Intent ("LOI") for the use of the Chiles Magellan in the Gulf of Mexico. The Company and the customer are presently negotiating the terms of the drilling contract as outlined in the LOI. Under the terms of the LOI, the Company has agreed to extend the legs of the Chiles Magellan to 544 feet in length and modify its spud cans. The LOI calls for the drilling of one well, estimated to be completed in 120 days, to begin, at the Company's option, between December 1, 1999 and April 30, 2000. Pursuant to the LOI, the customer will have the option to use the Chiles Magellan, under certain circumstances, for additional wells in the same area for a specified period of time after conclusion of the first well. The Company estimates that the expense of the leg and spud can modifications to the Rigs will be approximately $5.5 million, which amount is included in the $16.2 million of purchase commitments referred to above, exclusive of financing costs. Under the terms of the LOI for the Chiles Magellan, the customer has agreed to contribute $1.5 million of the modifications costs, subject to the successful completion of such modifications and certain other conditions. In addition, a vendor has agreed to provide one-year payment terms, with interest, for $2.1 million of such modifications.

         Because the Rigs are newbuilds, the Company does not expect to incur material additional capital expenditures associated with the Rigs in the foreseeable future, unless specific requests for modifications are made by customers in connection with drilling contracts. Mobilization of the Company's Rigs either from the shipyard or drilling location to another drilling location or to another market is normally not budgeted because, under normal conditions, such mobilizations are recovered from the customer; however, any unrecovered mobilization costs, if they are incurred, could materially increase Rig operating expense levels and reduce revenues while the Rig is in transit and not working. Any unanticipated capital expenditures or mobilizations could adversely affect cash flow from operations and operating income in the period in which such expenses are incurred.

         Due to the current depressed market conditions, no assurance can be given that additional drilling contracts will be obtained for the Rigs, or obtained on a timely basis, or if obtained, that dayrates payable under such drilling contracts will be equal to or greater than the operating costs of the Rigs and other fixed costs and current payment liabilities, including interest payable with respect to the Notes and drawings under the Bank Facility.

         For the three months ended June 30, 1999, the Company did not generate revenues sufficient to cover total Rig operating and general and administrative expenses. Management attributes the operating cash flow deficit to start-up difficulties associated with the Chiles Columbus, which are commonly encountered when a newly constructed drilling rig is first placed in service. At the date of this Quarterly Report on Form 10-Q the Chiles Columbus is operating successfully and generating the full dayrate called for in the drilling contract, and management expects revenues from this Rig to exceed its operating expenses for the current and any additional wells under the drilling contract. However, third quarter operating cash flow from the operations of the Chiles Columbus alone may not be sufficient to cover all of the Company's general and administrative expenses and may not be sufficient to generate the cash necessary for the Company to meet its full $5.5 million semi-annual interest payment obligation due on the Notes on November 1, 1999.

         The Company will require $16.2 million to satisfy purchase commitments and $6.5 million to satisfy current payables expected to be incurred in connection with completing the construction of the Rigs and placing the Chiles Magellan in service. All proceeds of the Equity Financing and the issuance of the Notes have been exhausted; therefore, the Company must rely on cash on hand ($0.8 million at June 30, 1999), operating cash flow and drawings under the Bank Facility to cover expenses associated with completing and outfitting the Chiles Magellan. As of the date of this Quarterly Report on Form 10-Q, the Company had $15.0 million of credit available under the Bank Facility. The Company's ability to draw on the Bank Facility is subject to satisfaction of customary conditions precedent, including that there shall have occurred no material adverse change in the Company or its business, assets, properties or prospects since the date of execution of the Bank Facility.

         The Company faces an additional significant liquidity requirement at November 1, 1999, when a $5.5 million semi-annual interest payment is due on the Notes. Currently, the only capital resources available to the Company to satisfy this obligation are cash on hand of $0.8 million at June 30, 1999, operating cash flow and availability under the Bank Facility. Based on the dayrates currently anticipated for the Company's Rigs, the Company would expect the Bank Facility to be fully drawn sometime in the fourth quarter of 1999 solely to meet construction commitments for the Rigs and to cover operating cash flow deficits, which may occur during the mobilization and start-up phases of placing the Chiles Magellan in service. Because the Company believes that to satisfy all of its obligations to the holders of the Notes, it is crucial to continue operation of the Chiles Columbus and to complete construction of the Chiles Magellan, availability under the Bank Facility and operating cash flow will largely be absorbed for these purposes and therefore the Company may not have sufficient cash on hand to meet its full November 1, 1999 interest payment obligation due on the Notes.

         To address the Company's liquidity situation, management has embarked upon an aggressive program which, among other things, focuses on careful management of all costs and expenses and potential ways to enhance liquidity. In addition, under the terms of the LOI for the Chiles Magellan, the customer has agreed to contribute $1.5 million of the modification costs for that Rig, subject to the successful completion of such modifications and certain other conditions. However, in the face of the current dayrate environment, cost controls and such customer contribution alone may not fully ameliorate the Company's liquidity problem and enable it to continue operations, complete construction of the Chiles Magellan and satisfy its payment obligations on the Notes. Therefore, management is exploring with its equity owners, including its majority equity holder SEACOR Offshore Rigs Inc., the possibility of enhancing liquidity either through additional equity contributions, or participation in or assistance with a debt restructuring. These discussions are ongoing and there are no commitments from any equity holder to contribute any additional equity, or to participate in or assist with any debt restructuring.

         If the Company is unable to fully meet the next scheduled interest payment under the Notes in November 1999, it would be in default under the indenture governing the Notes, which could lead to an acceleration of any and all outstanding obligations thereunder, including the Bank Facility and any other indebtedness, subject to any applicable cure periods. If such conditions arise and the banks accelerated the outstanding indebtedness under the Bank Facility and exercised their remedies under the mortgages securing that indebtedness, the Rigs could be sold at foreclosure and all proceeds of such sale would first be applied to satisfy the indebtedness to the banks and related foreclosure expenses. The remaining proceeds would be available for application to the indebtedness outstanding under the Notes. Because drilling rig valuations fluctuate dramatically with current and expected dayrate environments, it is not possible to predict whether these remaining proceeds would be sufficient to retire, in full, all amounts outstanding under the Notes and the related indenture.

4.   NOTES PAYABLE

         Long-term debt at June 30, 1999 consisted solely of 10% Senior Notes (the "Notes") due 2008 in the aggregate principal amount of $110.0 million. The Notes were co-issued by the Company jointly with Finance (the "Issuers"). The Notes are guaranteed by Columbus and Magellan, jointly and severally, on an unsecured basis. The Issuers received net proceeds from the Notes of approximately $105.5 million after deducting estimated offering-related expenses. The Notes are redeemable in May 2003, at a premium to par, except that until May 2001, up to 35% of the Notes may be redeemable with the proceeds of a public equity offering, also at a premium to par, both at the option of the Issuers.

5.   BANK FACILITY

         The Company has entered into an agreement with two banks to provide a senior secured revolving credit facility of $25.0 million (the "Bank Facility"). The Bank Facility bears interest at the rate of LIBOR plus 1.25% and matures on December 31, 2004, at which time any outstanding principal amount and any unpaid interest will be due. The Bank Facility is guaranteed by Columbus and Magellan. The $25.0 million Bank Facility became available to the Company with the delivery of the Chiles Columbus. At June 30, 1999, there were no borrowings under the Bank Facility.

6.   COMMITMENTS AND CONTINGENCIES

         The Company has entered into agreements with a shipyard and various equipment vendors for delivery of the mobile offshore drilling rig, the Chiles Magellan, at a cost of approximately $91.7 million, exclusive of interest during construction and costs associated with arranging financing. In June, 1999, the Company entered into the LOI with a customer for the use of the Chiles Magellan. Under the terms of the LOI, the Company has agreed to make certain enhancements to the Rig, and the customer has agreed to fund $1.5 million of the cost of the enhancements, subject to successful completion of the enhancements and certain other conditions. In addition, a vendor has agreed to provide one-year payment terms, with interest, for $2.1 million of the enhancements. At June 30, 1999, the Company had outstanding purchase commitments of approximately $14.2 million with respect to the remaining balance of the cost of the Chiles Magellan. These amounts will become payable in future periods in accordance with terms of the construction contract and vendor agreements. Given the above described enhancements to the Chiles Magellan, the Rig is now scheduled for delivery in the fourth quarter of 1999.

7.   COMPREHENSIVE INCOME

         In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), was issued. SFAS 130 established standards for reporting and display of comprehensive income and its component in a full set of general purpose financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. The Company has no non-owner changes in equity during the six months ended June 30, 1999 and therefore, no reporting and display of comprehensive income was required.

8.   OPERATING SEGMENTS

              In June 1997, Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information ("SFAS 131") was issued. SFAS 131 requires that companies report financial and descriptive information about their reportable operating segments. The Company adopted SFAS 131 in 1998; however, the Company is still in the development stage and has only one Rig operating and no material operating information to report for the six months ended June 30, 1999.

9.   SUBSEQUENT EVENT

         As of August 9, 1999 the Company had drawn down a total of $10.0 million under the Bank Facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following discussion should be read in conjunction with the Consolidated Financial Statements of Chiles Offshore LLC (the "Company") (including the Notes thereto) included elsewhere in this Quarterly Report on Form 10-Q.

         The Company is a development stage company formed in August 1997 for the purpose of constructing, owning and operating a fleet of state-of-the-art premium offshore jackup drilling rigs. At formation of the Company, COI, LLC (a Delaware limited liability company formed by members of management of the Company and certain other investors) contributed $0.36 million in cash to the capital of the Company and assets with an agreed-upon value of $8.5 million and a historical cost of $2.3 million. The difference of $6.2 million between such agreed-upon value and historical cost has been recorded on the balance sheet of the Company as "Property and Equipment". At formation of the Company and in the final phase of the Company's equity financing, which was completed in December 1997 (the "Equity Financing"), SEACOR Offshore Rigs Inc. contributed an aggregate of $35.0 million in cash. Other accredited investors contributed $20.0 million in cash in the Equity Financing.

         In April 1998, the Company completed the private placement of $110.0 million of 10% Senior Notes due 2008 (the "Notes") issued by the Company and Chiles Offshore Finance Corp., a wholly-owned subsidiary of the Company. The Company received net proceeds of $105.5 million from the issuance and sale of the Notes. Also in April 1998, the Company entered into a $25.0 million senior secured credit agreement with two banks (the "Bank Facility"). In September 1998, the Company completed a registered exchange offer for the Notes issued in the private placement (the "Exchange Offer"). In the Exchange Offer, all of the Notes issued in the private placement were exchanged for substantially identical Notes that were registered under the Securities Act of 1933, as amended.


         The Company completed construction of the Chiles Columbus in June 1999, and construction of the Chiles Magellan (each a "Rig" and together, the "Rigs") is ongoing at a shipyard in Brownsville, Texas (the "Shipyard"). The Chiles Magellan is scheduled for delivery in the fourth quarter of 1999. The Company is currently engaged in rig-related design, engineering, procurement and construction activities for the Chiles Magellan and has commenced commercial operations of the Chiles Columbus. As of June 30, 1999, the Company had approximately $0.8 million of cash on hand. There were no outstanding borrowings under the $25.0 million Bank Facility as of June 30, 1999; however, subsequent to June 30, 1999, the Company had drawn $10.0 million of the Bank Facility as of August 9, 1999. The Company's management estimates that, as of June 30, 1999, construction of the Chiles Magellan was approximately 82% complete.


DEVELOPMENT STAGE COMPANY


         The Company has operated as a development stage company since inception by devoting substantially all of its efforts to designing, engineering and contracting with shipyards and vendors for the Rigs, raising capital, employing personnel and securing contracts for the Rigs. The Company began generating operating revenues in June 1999, in connection with the delivery of the first of its two Rigs, the Chiles Columbus; however, there can be no assurance that the Company will generate sufficient operating revenues and cash flow to successfully complete the transition from a development stage company to successful operations. Additional risk factors associated with the Company's operations include, but are not limited to, oil and gas prices, capital expenditure plans of oil and gas operators, access to capital, completion of construction of the Chiles Magellan and competition. As a result of the aforementioned factors and the related uncertainties, there can be no assurance of the Company's future success.


        The Company had a loss from operations of approximately $0.5 million for the six months ended June 30, 1999 and approximately $1.7 million for the period from inception (August 5, 1997) to June 30, 1999. The Company's management is currently pursuing a business strategy that includes obtaining drilling contracts with oil and gas operators, employment of rig personnel, completing the construction of the Chiles Magellan, including the purchase of drilling equipment, overseeing the construction of the Chiles Magellan, installation of the drilling equipment and operating the Chiles Columbus. There can be no assurance that this business strategy will be achieved. While pursuing this business strategy, the Company will experience cash flow deficits until construction of the Chiles Magellan is completed and the Chiles Magellan is placed in service and the Rigs are operating at revenue rates greater than operating and financing costs. As a result of these conditions, a substantial doubt exists as to the Company's ability to continue as a going concern. The Company's financial statements included elsewhere herein do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

RESULTS OF OPERATIONS

General

         The Company placed the Chiles Columbus in service in June 1999. Prior to such time, and since inception, the Company engaged in no operations other than managing the construction of the Rigs and related matters. Following the delivery and commissioning of the Chiles Columbus, the Company generated operating revenues of approximately $0.5 million in June 1999. The Chiles Columbus departed the Shipyard and commenced initial drilling operations in June 1999, and was under contract as of June 30, 1999.

         The following table provides revenue and operating loss information for the periods indicated:



                         Three months ended             Six months ended
                             June 30                        June 30
                         ----------------------         ----------------------
                                           (in thousands)

                           1999        1998               1999        1998
                         ----------------------         ----------------------

Revenue                  $ 528            -              $ 528           -

Operating profit (loss)  $(336)       $(296)             $(541)      $(381)


         From inception to June 30, 1999, the Company had a net loss of approximately $0.3 million as a result of rig operating expenses, general and administrative expenses, interest expense and depreciation in excess of operating revenue and interest income.

         The Company's initial operating revenue of approximately $0.5 million and operating expense of $0.4 million was generated in the month of June 1999 as a result of the placement in service of the Chiles Columbus. The Company did not generate operating revenue or operating expense in any prior period.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         Operating revenue is primarily a function of dayrates, utilization and mobilization. The Company's first Rig was delivered into service during June 1999 and the Company's revenue for the three month period ending June 30, 1999 was $0.5 million greater than three month period ending June 30, 1998 as a result of the operation of this Rig.

         Rig operating expenses are primarily related to the operations of the rig and include crew expense, rig maintenance, insurance and other rig operating expenses. Rig operating expenses for the three months ended June 30, 1999 were $0.4 million greater than the three month period ended June 30, 1998 due to the delivery of the Company's first Rig in June 1999.

         Depreciation of approximately $0.2 million during the three months ended June 30, 1999 increased approximately $0.2 million from the same period in 1998 primarily due to the placement in service of the Company's first Rig in June, 1999.

         The operating loss of approximately $0.3 million during the three months ended June 30, 1999 did not change materially from the same period in 1998.

         Interest expense decreased approximately $0.5 million in the three months ended June 30, 1999 as interest capitalized during this period increased, compared the same period in 1998, due to additions to Rigs under construction.

         Interest income decreased approximately $0.4 million in the three-month period ended June 30, 1999 compared to the same period in 1998 as payments were made for Rigs under construction which reduced the Company's cash balances.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

         The Company's first Rig was delivered into service during June, 1999. The Company's revenue for the six month period ending June 30, 1999 was $0.5 million greater than six month period ending June 30, 1998 as a result of the operations of this Rig.

         Rig operating expenses for the six months ended June 30, 1999 were $0.4 million greater than the six month period ended June 30, 1998 due to the delivery of the Company's first Rig in June, 1999.

         Depreciation of approximately $0.2 million during the first six months of 1999 increased approximately $0.2 million from the same period in 1998 primarily due to the placement in service of the Chiles Columbus.

         The operating loss of approximately $0.5 million during the first six months of 1999 increased approximately $0.2 million from the same period in 1998 primarily due to the placement in service of the Chiles Columbus, which operated at a dayrate level that was insufficient to cover operating and financing expenses and depreciation.

         Interest expense decreased approximately $0.5 million in the six-month period ended June 30, 1999 due to increased interest capitalized in 1999 as compared to the same period in 1998.

         Interest income decreased approximately $0.2 million in the six-month period ended June 30, 1999 compared to the same period in 1998 as payments made for Rigs under construction reduced the Company's cash balances.

OUTLOOK

         The Company's business and operations are materially dependent upon the condition of the oil and natural gas industry and, specifically, the exploration and production expenditures of oil and gas companies. Due to the Company's initial focus on the Gulf of Mexico, the Company's business and operations are and will continue to be particularly dependent upon the condition of the oil and natural gas industry in the Gulf of Mexico and on the exploration and production expenditures of oil and gas companies there. The offshore contract drilling industry historically has been and is expected to continue to be highly competitive and cyclical. During 1998, the decline in commodity prices in the oil and gas industry resulted in significantly reduced dayrates and decreased utilization, particularly in the Gulf of Mexico jackup market, and excess supply of rigs. Sustained weak commodity prices, economic problems in countries outside the United States, and a number of other factors beyond the Company's control could further curtail spending by oil and gas companies. In June 1999, the Chiles Columbus was placed in service under a contract in the Gulf of Mexico. The contract calls for the drilling of one well, which is expected to be completed in August 1999. At June 30, 1999, the Chiles Columbus was drilling pursuant to the contract and, upon completion of the first well, the customer has the option to use the Chiles Columbus to drill one or two additional wells. As of the date of this report, the Chiles Columbus is continuing to drill pursuant to the contract and has not yet completed the first well, and accordingly the customer continues to have the right to exercise such option. In connection with the contract, the Chiles Columbus was modified to extend the legs from 477 feet to 511 feet in length.

         In June 1999, the Company entered into a Letter of Intent ("LOI") for the use of the Chiles Magellan in the Gulf of Mexico. The Company and the customer are presently negotiating the terms of the drilling contract as outlined in the LOI. Under the terms of the LOI, the Company has agreed to extend the legs of the Chiles Magellan to 544 feet in length and modify its spud cans. The LOI calls for the drilling of one well, estimated to be completed in 120 days, to begin, at the Company's option, between December 1, 1999 and April 30, 2000. Pursuant to the LOI, the customer will have the option to use the Chiles Magellan, under certain circumstances, for additional wells in the same area for a specified period of time after conclusion of the first well. The Company estimates that the expense of the leg and spud can modifications to the Rigs will be approximately $5.5 million, exclusive of financing costs. Under the terms of the LOI for the Chiles Magellan, the customer has agreed to contribute $1.5 million of the modifications costs, subject to the successful completion of such modifications and certain other conditions. In addition, a vendor has agreed to provide one-year payment terms, with interest, for $2.1 million of such modifications.

         While the Company anticipates that it will continue to obtain drilling contracts for the Rigs, no assurance can be given that additional drilling contracts will be obtained, or obtained on a timely basis, nor can the Company predict that the dayrates payable under any drilling contract will be equal to or greater than the operating costs of the Rigs and other fixed costs, and current payment liabilities, including interest payable with respect to the Notes and drawings under the Bank Facility. The Company expects to use borrowings under the Bank Facility, subject to the terms and conditions of the Bank Facility, to meet operating cost requirements and other current payment liabilities until market conditions improve. Based on currently prevailing market conditions, the Company may not be able to fully satisfy the next scheduled interest payment obligation under the Notes without the Company being able to raise sufficient additional liquidity to sustain its operations, and there can be no assurance that the Company will be able to do so, or to do so on a timely basis. The Company cannot predict whether or not current market conditions will improve or deteriorate further, or to what extent. The current prevailing market conditions, if continued, would have a material adverse effect on the Company's future results of operations.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has had negative cash flow and has financed its operations with a combination of the sale of equity interests in the Company and the issuance and sale of the Notes. From July 1, 1999 through the scheduled delivery date of the Chiles Magellan, the Company expects to incur approximately $16.2 million of purchase commitments and fund $6.5 million of current accounts payable to complete construction and outfitting of the Rigs, including internal construction costs and excluding net capitalized interest. The Shipyard construction contracts are fixed-price contracts, except for any approved change orders, and over 95% of the aggregate cost of owner furnished equipment is fixed under firm delivery contracts with various vendors. As of June 30, 1999, the Company had approximately $0.8 million cash on hand. As of June 30, 1999, the Company had $110.0 million of long term debt related to the Notes. Additionally, as a result of the delivery of the Chiles Columbus, borrowings under the $25.0 million Bank Facility became available, subject to the terms and conditions of the Bank Facility, which together with any cash flow from operations of the Chiles Columbus, deferral of certain vendor payments and customer contributions, will be available to apply toward construction, outfitting and overhead costs and placement in service of the Chiles Magellan.

         Because the Rigs are newbuilds, the Company does not expect to incur material additional capital expenditures associated with the Rigs in the foreseeable future, unless specific requests for modifications are made by customers in connection with drilling contracts. Mobilization of the Company's Rigs either from the shipyard or drilling location to another drilling location or to another market is normally not budgeted because, under normal conditions, such mobilizations are recovered from the customer; however, any unrecovered mobilization costs, if they are incurred, could materially increase Rig operating expense levels and reduce revenues while the Rig is in transit and not working. Any unanticipated capital expenditures or mobilizations could adversely affect cash flow from operations and operating income in the period such expenses are incurred. Due to the current depressed market conditions, no assurance can be given that additional drilling contracts will be obtained for the Rigs, or obtained on a timely basis, or if obtained, that dayrates payable under such drilling contracts will be equal to or greater than the operating costs of the Rigs and other fixed costs and current payment liabilities, including interest payable with respect to the Notes and borrowings under the Bank Facility.

         For the three months ended June 30, 1999, the Company did not generate revenues sufficient to cover total rig operating and general and administrative expenses. Management attributes the operating cash flow deficit to start-up difficulties associated with the Chiles Columbus, which are commonly encountered when a newly constructed drilling rig is first placed in service. As of the date of this report the Chiles Columbus is operating successfully and generating the full dayrate called for in the drilling contract, and management expects revenues from this Rig to exceed its operating expenses for the current and any additional wells under the drilling contract. However, third quarter operating cash flow from the operations of the Chiles Columbus alone may not be sufficient to cover all of the Company's general and administrative expenses and may not be sufficient to generate the cash necessary for the Company to meet its full $5.5 million semi-annual interest payment obligation due on the Notes on November 1, 1999.

         The Company will require $16.2 million to satisfy purchase commitments and $6.5 million to satisfy current payables expected to be incurred in connection with completing the construction of the Rigs and placing the Chiles Magellan in service. All proceeds of the Equity Financing and the issuance of the Notes have been exhausted; therefore, the Company must rely on cash on hand ($0.8 million at June 30, 1999), operating cash flow and drawings under the Bank Facility to cover expenses associated with completing and outfitting the Chiles Magellan. As of the date of this report, the Company had $15.0 million of credit available under the Bank Facility. The Company's ability to draw on the Bank Facility is subject to satisfaction of customary conditions precedent, including that there shall have occurred no material adverse change in the Company or its business, assets, properties or prospects since the date of execution of the Bank Facility.

         The Company faces an additional significant liquidity requirement at November 1, 1999, when a $5.5 million semi-annual interest payment is due on the Notes. Currently, the only capital resources available to the Company to satisfy this obligation are cash on hand of $0.8 million at June 30, 1999, operating cash flow and availability under the Bank Facility. Based on the dayrates currently anticipated for the Company's Rigs, the Company would expect the Bank Facility to be fully drawn sometime in the fourth quarter of 1999 solely to meet construction commitments for the Rigs and to cover operating cash flow deficits, which may occur during the mobilization and start-up phases of placing the Chiles Magellan in service. Because the Company believes that to satisfy all of its obligations to the holders of the Notes, it is crucial to continue operation of the Chiles Columbus and to complete construction of the Chiles Magellan, availability under the Bank Facility and operating cash flow will largely be absorbed for these purposes and therefore the Company may not have sufficient cash on hand to meet its full November 1, 1999 interest payment obligation due on the Notes.

         To address the Company's liquidity situation, management has embarked upon an aggressive program which, among other things, focuses on careful management of all costs and expenses and potential ways to enhance liquidity. In addition, under the terms of the LOI for the Chiles Magellan, the customer has agreed to contribute $1.5 million of the modification costs for that Rig, subject to the successful completion of such modifications and certain other conditions. However, in the face of the current dayrate environment, cost controls and such customer contribution alone may not fully ameliorate the Company's liquidity problem and enable it to continue operations, complete construction of the Chiles Magellan and satisfy its payment obligations on the Notes. Therefore, management is exploring with its equity owners, including its majority equity holder SEACOR Offshore Rigs Inc., the possibility of enhancing liquidity either through additional equity contributions, or participation in or assistance with a debt restructuring. These discussions are ongoing and there are no commitments from any equity holder to contribute any additional equity, or to participate in or assist with any debt restructuring.

         If the Company is unable to fully satisfy the next scheduled interest payment obligation under the Notes, in November, 1999, it would, subject to a 30-day grace period, be in default under the indenture governing the Notes, which could lead to an acceleration (upon notice to the Issuers to such effect by the trustee under such indenture or the holders of at least 25% in aggregate principal amount of the Notes) of any and all outstanding obligations thereunder. This in turn could lead to an acceleration of the indebtedness of the Company under the Bank Facility, subject to any applicable cure periods. If such conditions arise and the banks accelerated the outstanding indebtedness under the Bank Facility and exercised their remedies under the mortgages securing that indebtedness, the Rigs could be sold at foreclosure and all proceeds of such sale would first be applied to satisfy the indebtedness to the banks and related foreclosure expenses. The remaining proceeds would be available for application to the indebtedness outstanding under the Notes. Because drilling rig valuations fluctuate dramatically with current and expected dayrate environments, it is not possible to predict whether these remaining proceeds would be sufficient to retire, in full, all amounts outstanding under the Notes and the related indenture.

YEAR 2000 ISSUES

         The Company has initiated and is in the process of carrying out an assessment of Year 2000 ("Y2K") compliance issues. Although the Company has been in existence only since August 1997, and since its inception the Company has acquired only new systems, equipment, components and related software, a full assessment of the Company's Y2K compliance is now underway. The Y2K assessment being undertaken by the Company is designed to review all of the Company's systems and equipment with respect to Y2K compliance. This assessment includes a review of both information technology ("IT") systems (e.g., computer hardware and software) and non-information Technology ("non-IT") systems (e.g., embedded technology such as microcontrollers). As part of the assessment, the Company is seeking to obtain certification of Y2K compliance from its vendors and suppliers. The Company's administrative IT systems are stand-alone, standard products that have not been custom developed or modified. The Company will seek to obtain certifications from the vendors of such systems as to their Y2K compliance. The Company will also acquire certain specialized IT systems and expects to obtain certification of their Y2K compliance prior to acquisition and installation of such specialized IT systems. Those vendors that are unable to provide Y2K compliance certification, if any, will be requested to provide replacement components or systems that are Y2K compliant under warranty provisions of the Company's purchase agreements. This phase of the Company's Y2K assessment is expected to be completed, with respect to the Company's currently existing vendor relationships, during the third quarter of 1999. The Company also has a program underway requesting Y2K compliance certifications from its suppliers. This program is expected to be completed during the third quarter of 1999.

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

         As of June 30, 1999, the Company has incurred nominal administrative cost in conducting its Y2K compliance program. Results of this program as of such date have not identified any system, equipment, component or software owned or used by the Company that is not Y2K compliant. Although the total cost to complete the Company's Y2K program cannot be determined at this time, it is not expected to be material because all of the Company's IT and non-IT equipment has been purchased within approximately the last two years, and the procurement arrangements of the Company for such equipment require vendors to provide only Y2K compliant items. Such procurement arrangements also require that any such equipment that is not Y2K compliant be replaceable under the applicable warranty provisions.

         The Company is in the process of developing contingency plans that are intended to address worst-case business interruptions, such as future interruptions of drilling services aboard the Rigs after they begin operations or interruptions in the delivery of equipment and materials to be utilized in the Company's future drilling operations. The Company anticipates that its contingency planning phase will be completed by the end of the third quarter of 1999. The Company's failure to fully implement its Y2K program or the occurrence of an unexpected Y2K problem could result in the disruption of normal business activities or operations and have a material adverse effect on the Company's results of operations, liquidity or financial condition. However, based upon the work performed to date and the anticipated completion of the Company's Y2K program by the end of the third quarter of 1999, the Company does not believe that such matters will have a material adverse effect on its results of operations. With respect to third parties, there can be no assurance that their systems will be rendered Y2K complaint on a timely basis or that any resulting Y2K issues would not have a material adverse effect on the results of operations of the Company.

FORWARD-LOOKING STATEMENTS

         Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, performance or achievements, and may contain the words "expect," "intend," "plan," "anticipate," "estimate," "believe," "will be," "will continue," "will likely result," and similar expressions. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, general economic and business conditions, operating difficulties arising from shortages of equipment or qualified personnel or as a result of other causes, casualty losses, industry fleet capacity, changes in foreign and domestic oil and gas exploration and production activity, competition, changes in foreign political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to attract and retain qualified personnel, customer preferences, the ability of the Company to raise additional equity or other forms of liquidity, Year 2000 issues and various other matters, many of which are beyond the Company's control. The list of risks included here is not exhaustive. Other sections of this report and the Company's other filings with the Securities and Exchange Commission include additional factors that could adversely affect the Company's business and financial performance. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. The forward-looking statements in this report speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to changes in interest rates with respect to the Bank Facility if and when it is drawn upon. The market value of the Notes, which were originally issued on April 29, 1998, is sensitive to changes in interest rates. The Notes, which are due May 1, 2008, have a stated interest rate of 10% and an effective interest rate of 10.4%. At December 31, 1998, the fair value of the Notes, based on quoted market prices, was approximately $90.2 million, as compared to a carrying amount of $110.0 million. The Company is also exposed to changes in the prices of oil and natural gas. The offshore contract drilling industry is dependent upon the exploration and production programs of oil and gas companies, which in turn are influenced by the price of oil and natural gas. Since December 31, 1998, there has been no significant change in the value of the Company's Notes.




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



Dated:  August 11, 1999

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