Form 10-Q/A
period 1999-06-30
CHILES OFFSHORE LLC
filed 1999-08-12
CIK 1052667

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q/A
                               (AMENDMENT NO. 1)


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

6.   COMMITMENTS AND CONTINGENCIES


         The Company has entered into agreements with a shipyard and various equipment vendors for delivery of the mobile offshore drilling rig, the Chiles Magellan, at a cost of approximately $91.7 million, exclusive of interest during construction and costs associated with arranging financing. In June, 1999, the Company entered into the LOI with a customer for the use of the Chiles Magellan. Under the terms of the LOI, the Company has agreed to make certain enhancements to the Rig, and the customer has agreed to fund $1.5 million of the cost of the enhancements, subject to successful completion of the enhancements and certain other conditions. In addition, a vendor has agreed to provide one-year payment terms, with interest, for $2.1 million of the enhancements. At June 30, 1999, the Company had outstanding purchase commitments of approximately $16.2 million with respect to the remaining balance of the cost of the Chiles Magellan. These amounts will become payable in future periods in accordance with terms of the construction contract and vendor agreements. Given the above described enhancements to the Chiles Magellan, the Rig is now scheduled for delivery in the fourth quarter of 1999.


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




Dated:  August 12, 1999

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