Form 10-Q
period 1999-09-30
CHILES OFFSHORE LLC
filed 1999-11-15
CIK 1052667

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999 OR


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

         Indicate by check mark whether each of the registrants: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.     Yes[X]     No[ ]

         As of November 10, 1999, 1,000 shares of the common stock of Chiles Offshore Finance Corp. were outstanding.

73293.0016

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               CHILES OFFSHORE LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                                                                           September 30, 1999           December 31, 1998
                                                                           ------------------           -----------------
                                                                               (unaudited)
                                  ASSETS
CURRENT ASSETS:
     Cash and cash equivalents........................................        $    4,812,689              $   8,739,497
     Cash restricted for interest payments............................                     -                  5,500,000
     Accounts and other receivables...................................             2,013,128                    263,000
     Prepaid expenses.................................................               148,977                     12,308
           Total current assets.......................................             6,974,794                 14,514,805

PROPERTY AND EQUIPMENT:
     Drilling Rig and Equipment.......................................            92,017,684                    356,086
     Less accumulated depreciation....................................            (1,158,636)                   (62,188)
            Net property and equipment................................            90,859,048                    293,898
     Rig under construction...........................................            89,900,970                111,430,739
     Total property and equipment.....................................           180,760,018                111,724,637
CASH RESTRICTED FOR CONSTRUCTION......................................                     -                 47,974,015
DEFERRED DEBT ISSUANCE COSTS AND OTHER................................             4,015,831                  4,219,267
            Total Assets..............................................          $191,750,643              $ 178,432,724
                      LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable.................................................        $    4,511,550              $   2,660,950
     Accrued liabilities..............................................             5,373,121                  2,176,920
            Total current liabilities.................................             9,884,671                  4,837,870
LONG TERM DEBT........................................................           120,000,000                110,000,000
            Total liabilities.........................................         $ 129,884,671              $ 114,837,870

MEMBERS' EQUITY:

     Capital contributions, net of offering costs.....................            63,730,707                 63,730,707
     Retained Deficit ................................................            (1,864,735)                  (135,853)
     Total members' equity............................................            61,865,972                 63,594,854
     Total Liabilities and Members' Equity............................        $  191,750,643              $ 178,432,724



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               CHILES OFFSHORE LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           For the                  For the                 For the                 For the
                                         Three Months            Three Months             Nine Months             Nine Months
                                            Ended                    Ended                   Ended                   Ended
                                      September 30, 1999      September 30, 1998       September 30, 1999      September 30, 1998
                                     ---------------------- ------------------------ ----------------------- ---------------------
REVENUE.............................. $     2,350,025                       -           $    2,877,934                       -
OPERATING EXPENSES:
   Rig Operating Expenses............       1,666,486                       -                2,069,107                       -
   General & administrative expenses.         382,303             $   186,128                  826,421             $   555,058
   Depreciation......................         874,321                  17,400                1,096,448                  38,433
                                     ---------------------- ------------------------ ----------------------- ---------------------
       Operating loss................        (573,085)               (203,528)              (1,114,042)               (593,491)
INTEREST INCOME......................          55,229               1,603,549                  778,659               2,554,343
INTEREST EXPENSE, NET................      (1,018,109)               (857,240)              (1,393,498)             (1,692,072)
                                     ---------------------- ------------------------ ----------------------- ---------------------
NET INCOME (LOSS)....................  $   (1,535,965)            $   542,781           $   (1,728,881)             $  268,780
                                     ====================== ======================== ======================= =====================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               CHILES OFFSHORE LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        For the                    For the
                                                                      Nine Months                Nine Months
                                                                         Ended                      Ended
                                                                  September 30, 1999          September 30, 1998
                                                                 ------------------------- -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)...................................            $  (1,728,881)            $     268,780
     Adjustments to reconcile net loss to net cash provided by
        (required by) operating activities -
        Depreciation.....................................                1,096,448                    38,443
        Amortization of deferred expenses................                   53,212                   176,137
     Increase (decrease) in operating cash flows resulting
        from-
        Accounts and other receivable....................               (1,750,128)                 (573,445)
        Accounts payable.................................                1,850,600                (3,950,236)
        Accrued liabilities..............................                3,196,200                 4,886,821
        Prepaid expenses and other.......................                 (136,669)                   (5,044)
                                                                 ------------------------- -------------------------

           Net cash provided by (used in) operating
           activities....................................                2,580,782                   841,456

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment..................              (69,981,605)              (55,068,682)
                                                                 ------------------------- -------------------------

           Net cash required by investing activities.....              (69,981,605)              (55,068,682)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from the sale of senior notes...........                        -               105,775,000
    Proceeds from bank facility..........................               10,000,000                         -
                                                                 ------------------------- -------------------------

           Net cash provided by financing activities.....               10,000,000               105,775,000

RESTRICTED CASH, beginning of period.....................               62,213,512                         -
RESTRICTED CASH, end of period...........................                        -                83,277,213
                                                                 ------------------------- -------------------------
NET (INCREASE) DECREASE IN RESTRICTED CASH...............               62,213,512               (83,277,213)
                                                                 ------------------------- -------------------------

NET INCREASE (DECREASE) IN CASH..........................                4,812,689               (31,729,439)
CASH AND CASH EQUIVALENTS, beginning of period...........                        -                32,341,117
                                                                 ------------------------- -------------------------

CASH AND CASH EQUIVALENTS, end of period.................            $   4,812,689             $     611,678
                                                                 ========================= =========================

SUPPLEMENTAL CASH FLOWS DISCLOSURE:
     Cash paid for interest , net of interest capitalized            $  (1,724,213)                        -



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               CHILES OFFSHORE LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 1999

1.         SIGNIFICANT ACCOUNTING POLICIES

REVENUE

           Drilling contracts are on a day rate basis, and revenue and drilling expenses are recognized as work progresses.

CAPITALIZED INTEREST

           Chiles Offshore LLC (the "Company") capitalizes interest applicable to the construction of offshore drilling rigs as a cost of such assets. Interest capitalized for the nine months ended September 30, 1999 and September 30, 1998 was $7.0 million and $3.1 million, respectively. Interest expense is shown net of interest capitalized in the Consolidated Statement of Operations.

2.     BASIS OF PRESENTATION

           The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments necessary to present a fair statement of the results for the periods included herein) have been made and the disclosures contained herein are adequate to make the information presented not misleading. Operating results for the nine-month and three-month periods and ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The Company has three wholly owned subsidiaries, Chiles Offshore Finance Corp. ("Finance"), Chiles Columbus LLC ("Columbus") and Chiles Magellan LLC ("Magellan").

3.         BUSINESS AND INDUSTRY CONDITIONS

           The Company is engaged in the construction and subsequent operation of two mobile offshore drilling rigs (each a "Rig" and together, the "Rigs"), one of which is currently contracted to an oil and gas operator and one of which is expected to be placed in service upon completion of construction. The Company was formed under the laws of the State of Delaware on August 5, 1997. Since its inception and until July 1999, the Company operated as a development stage company, devoting substantially all of its efforts to constructing the Rigs, raising capital and securing contracts for the Rigs. In the third quarter of 1999, the Company completed its development stage activity and the Company is no longer reported as a development stage company. During the third quarter of 1999, construction of the second Rig, the Chiles Magellan, was nearing completion and the Rig was delivered on October 25, 1999. As of September 30, 1999, the Company had purchase commitments of $11.9 million and accounts payable of $3.7 million with respect to completion of the Rigs. The Company estimates that it will require approximately $0.9 million of working capital for the Chiles Magellan in connection with start-up operations. The shipyard construction contracts are fixed-price contracts with all change orders approved and over 99% of the aggregate cost of owner furnished equipment is fixed under firm delivery contracts with various vendors.

           In August 1999, the Company entered into a drilling contract for the use of the Chiles Magellan in the Gulf of Mexico. Under the terms of the contract, the Company agreed to make certain enhancements to the Chiles Magellan at a cost of $4.9 million, exclusive of financing costs, and, subject to certain conditions, the customer agreed to contribute $1.5 million toward the cost of such enhancements. During the third quarter of 1999, the customer funded $1.0 million of the enhancements and the balance of $0.5 million is expected to be funded during the fourth quarter of 1999. During October 1999, a vendor has agreed to provide one-year payment terms, with interest, for $2.5 million of such enhancements. Additionally, in October 1999, the Company entered into arrangements with another vendor to defer payment on $1.0 million of costs related to the construction of the Rigs for one year.

           Because the Rigs are new construction, the Company does not expect to incur material additional capital expenditures associated with the Rigs in the foreseeable future, unless specific requests for modifications are made by a customer in connection with a drilling contract. Any unanticipated capital expenditures could adversely affect cash in the period such expenditures are incurred. Mobilization costs of the Company's Rigs from one drilling location to another drilling location or to another market are normally not budgeted because, under normal conditions, such mobilization costs are recovered from the customer; however, any unrecovered mobilization costs, if they are incurred, could materially increase Rig operating expense levels, reduce revenues while the Rig is in transit and not working, and adversely affect cash flow from operations and operating income in the period in which such expenses are incurred.

           The Company's business and operations are materially dependent upon the condition of the oil and natural gas industry and, specifically, the exploration and production expenditures of oil and gas companies. Due to the Company's initial focus on the Gulf of Mexico, the Company's business and operations are and will continue to be particularly dependent upon the condition of the oil and natural gas industry and on the exploration and production expenditures of oil and gas companies operating in the Gulf of Mexico. The offshore contract drilling industry historically has been and is expected to continue to be highly competitive and cyclical. During 1998, the decline in commodity prices in the oil and gas industry resulted in significantly reduced dayrates and decreased utilization, particularly in the Gulf of Mexico jackup market, and excess supply of rigs. During 1999, crude oil prices recovered, however, there can be no assurance that demand for drilling rigs will increase. Sustained weak commodity prices, economic problems in countries outside the United States, and a number of other factors beyond the Company's control could further curtail spending by oil and gas companies. The Company cannot predict whether or not current market conditions will continue their favorable trend and if so, to what extent. A sustained period of depressed market conditions would have a material adverse effect on the Company's future results of operations.

           While the Company anticipates that it will continue to obtain drilling contracts for the Rigs, no assurance can be given that additional drilling contracts will be obtained, or obtained on a timely basis, nor can the Company predict that the dayrates payable under any drilling contract will be equal to or greater than the operating costs of the Rigs, other fixed costs, and current liabilities, including interest payable with respect to the Notes (as defined in Note 4 below) and drawings under the Bank Facility (as defined in
Note 5 below). The Company expects borrowings under the Bank Facility, subject to the terms and conditions of the Bank Facility, to be sufficient to meet operating costs and other current liabilities.

4.         NOTES PAYABLE

           Long-term debt at September 30, 1999 consisted of 10% Senior Notes (the "Notes") due 2008 in the aggregate principal amount of $110.0 million. The Notes were co-issued by the Company jointly with Finance (the "Issuers"). The Notes are guaranteed by Columbus and Magellan, jointly and severally, on an unsecured basis. The Issuers received net proceeds from the Notes of approximately $105.5 million after deducting offering expenses. The Notes are redeemable in May 2003, at a premium to par, except that until May 2001, up to 35% of the Notes may be redeemable with the proceeds of a public equity offering, also at a premium to par, both at the option of the Issuers.

5.         BANK FACILITY

           The Company has entered into an agreement with two banks to provide a senior secured revolving credit facility of $25.0 million (the "Bank Facility"). The Bank Facility bears interest at the rate of LIBOR plus 1.25% and matures on December 31, 2004, at which time any outstanding principal amount and any unpaid interest will be due. The Bank Facility is guaranteed by Columbus and Magellan. At September 30, 1999, borrowings under the Bank Facility were $10.0 million at an interest rate of 6.8% through December 2, 1999. As of November 1, 1999 the Company had drawn a total of $22.0 million under the Bank Facility.

6.         COMMITMENTS AND CONTINGENCIES

           The Company has entered into agreements with a shipyard and various equipment vendors for delivery of the Chiles Magellan, at a cost of approximately $91.7 million, exclusive of financing costs. At September 30, 1999, the Company had outstanding purchase commitments of approximately $11.9 million with respect to the remaining balance of the cost of the Chiles Magellan. These amounts will become payable in future periods in accordance with terms of the construction contract and vendor agreements.

7.         COMPREHENSIVE INCOME

           In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), was issued. SFAS 130 established standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. The Company has no non-owner changes in equity during the nine months ended September 30, 1999 and therefore, no reporting and display of comprehensive income was required.

8.         OPERATING SEGMENTS

           In June 1997, Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information ("SFAS 131"), was issued. SFAS 131 requires that companies report financial and descriptive information about their reportable operating segments. The Company adopted SFAS 131 in 1998; however, the Company has only one Rig operating and no material operating information to report for the nine months ended September 30, 1999.

9.         RELATED PARTY TRANSACTION

           SEACOR Offshore Rigs Inc. ("SEACOR Rigs") is a wholly owned subsidiary of SEACOR SMIT Inc. ("SEACOR"), a New York Stock Exchange listed company. SEACOR Rigs currently owns 55.38% of the aggregate membership interests in the Company. SEACOR currently owns approximately $41.5 million of the outstanding principal amount of the Notes. In addition, SEACOR has entered into certain swap arrangements with a financial institution with respect to notional amounts equal to approximately $68.1 million in aggregate principal amount of the Notes.

10.        SUBSEQUENT EVENTS

           On November 1, 1999, the Company paid, as scheduled, the semi-annual interest payment of $5.5 million related to the Notes.

           In October 1999, the Company entered into amendments to the Indenture governing the Notes (the "Amendments"), which were approved by the holders of a majority of the outstanding principal amount of the Notes, and which had the effect of eliminating certain covenants contained in such Indenture. In consideration for such approval, the consenting holders of Notes received $1.00 for each $1,000 in aggregate principal amount of Notes held by them.

           Also in October 1999, the Company accepted a commitment letter (the "Commitment") from its bank lenders that, among other things and subject to certain conditions, will increase the existing $25.0 million availability under the Bank Facility to a reducing revolving credit commitment of $40.0 million. The Commitment provides for a floating interest rate of LIBOR plus 1-3/8% per annum on amounts outstanding under the Bank Facility and provides for repayment of such amounts in eight successive quarterly installments of $1,875,000 beginning March 31, 2003, followed by eight quarterly installments of $3,125,000, with the remaining balance payable on December 31, 2006. As a condition precedent to the increase in availability under the existing Bank Facility, the Company must reduce the aggregate outstanding principal amount of Notes by $15.0 million, to $95.0 million. The Company expects to apply the proceeds of the sale of membership interests in the Offering described below to meet this requirement.

           On November 5, 1999, the Company commenced an offering of membership interests and rights to purchase membership interests (the "Offering") which provides all current members of the Company with a pro rata right to purchase such securities in the aggregate amount of $15.0 million. In connection with the Offering, SEACOR Rigs, which currently owns 55.38% of the aggregate membership interests in the Company, has agreed to purchase its 55.38% pro rata share of the securities offered and to subscribe for and purchase all other securities offered that are not subscribed for and purchased by other current members. Purchasers in the Offering will acquire $15 million of membership interests and receive rights to acquire an additional $3.0 million of membership interests at the same valuation for a period of four and one-half years after the consummation of the Offering. The Company plans to use the $15.0 million of proceeds from the Offering to repurchase, at par, $15.0 million in aggregate principal amount of Notes, from SEACOR. At such time as the $15.0 million principal amount of Notes are purchased by the Company and retired, the Company expects to incur an extraordinary loss of approximately $0.6 million for the write-off of deferred financing costs related to such Notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

           The following discussion should be read in conjunction with the Consolidated Financial Statements of Chiles Offshore LLC (the "Company") (including the Notes thereto) included elsewhere in this Quarterly Report on Form 10-Q.

           The Company was formed in August 1997 for the purpose of constructing, owning and operating a fleet of state-of-the-art premium offshore jackup drilling rigs. At formation of the Company, COI, LLC (a Delaware limited liability company formed by members of management of the Company and certain other investors) contributed $0.36 million in cash to the capital of the Company and assets with an agreed-upon value of $8.5 million and a historical cost of $2.3 million. The difference of $6.2 million between such agreed-upon value and historical cost has been recorded on the balance sheet of the Company as "Property and Equipment". At formation of the Company and in the final phase of the Company's equity financing, which was completed in December 1997 (the "Equity Financing"), SEACOR Offshore Rigs Inc. ("SEACOR Rigs") contributed an aggregate of $35.0 million in cash. Other accredited investors contributed $20.0 million in cash in the Equity Financing.

           In 1997, the Company commenced construction of two premium offshore jackup drilling rigs, the Chiles Columbus and the Chiles Magellan (each a "Rig" and together, the "Rigs") with a total estimated cost of $171.3 million, exclusive of financing costs. In April 1998, the Company completed a private placement of $110.0 million of 10% Senior Notes due 2008 (the "Notes") issued by the Company and Chiles Offshore Finance Corp., a wholly-owned subsidiary of the Company. The Company received net proceeds of approximately $105.5 million from the issuance and sale of the Notes. Also in April 1998, the Company entered into a $25.0 million senior secured revolving credit facility with two banks (the "Bank Facility"). In September 1998, the Company completed a registered exchange offer for the Notes issued in the private placement (the "Exchange Offer"). In the Exchange Offer, all of the Notes issued in the private placement were exchanged for substantially identical Notes that were registered under the Securities Act of 1933, as amended. During 1999, the Company made certain enhancements to the Rigs at a cost of $4.0 million, net of customer contributions for the enhancements and exclusive of financing costs.

           The Company took delivery of the Chiles Columbus in May 1999 and the Rig is currently operating in the U.S. Gulf of Mexico. The Company took delivery of the Chiles Magellan in October 1999 and the Rig is currently operating in the U.S. Gulf of Mexico. The Company has completed its development stage of activity and is no longer reporting as a development stage company. As of September 30, 1999, the Company had approximately $4.8 million of cash on hand and the Company had outstanding borrowings under the Bank Facility of $10.0 million.
See " - Subsequent Events."

           The Company's revenue is primarily a function of the rates per day worked paid by the Company's customers for each Rig and by the level of utilization of the Rigs. Dayrates and utilization are largely dependent upon the capital expenditure programs of the Company's oil and gas company customers, which are dependent upon the prevailing and expected levels of oil and gas prices and the other factors discussed in "--Outlook" below.

           The following table provides the Rig utilization rates and average revenue per day for the periods indicated for the Chiles Columbus, the only Rig in operation during such periods:

                                                         Three months ended                    Nine months ended
                                                            September 30                          September 30
                                                                              (in thousands)
                                                      1999                1998              1999               1998
                                                  -------------------------------        -------------------------------
           Rig utilization                            98.3%                  -              98.6%                -
           Average daily revenue per Rig           $ 26,024                  -            $25,464                -


           Because the Company had no Rigs in operation during 1998, no data for Rig utilization and average daily revenue per Rig is reported for the three and nine month periods ended September 30, 1998. Rig utilization for the nine months ended September 30, 1999 include only the days which the Chiles Columbus was available after completion of construction.

RESULTS OF OPERATIONS

           The following table provides revenue, expense and operating profit information for the periods indicated:

                                               Three months ended                            Nine months ended
                                                  September 30                                   September 30
                                                                         (in thousands)
                                             1999               1998                       1999               1998
                                         -------------------------------               -------------------------------

           Revenue                         $ 2,350            $    -                     $ 2,878             $    -
           Operating Loss                     (574)             (203)                     (1,114)              (593)
           General & administrative
                 expense                       382               186                         826                555
           Interest expense                  1,018               857                       1,393              1,692


THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998

            The Chiles Columbus was delivered in May 1999 and commenced operations in June 1999. The Company's revenue for the three and nine month periods ended September 30, 1999 increased approximately $2.3 million and $2.9 million, respectively, compared to the same periods ended September 30, 1998 as a result of the operation of this Rig.

           The Company's operating loss for the three and nine month periods ended September 30, 1999 increased approximately $0.4 million and $0.5 million, respectively, compared to the same periods ended September 30, 1998 as the operation of the Chiles Columbus provided revenues that were greater than Rig operating expenses, but not sufficient to cover all of the Company's operating expenses.

           The Company's general and administrative expense for the three and nine month periods ended September 30, 1999 increased approximately $0.2 million and $0.3 million, respectively, compared to the same periods ended September 30, 1998 as marketing and other administrative expenses increased with the delivery of the Chiles Columbus.

           The Company's interest expense for the three months ended September 30, 1999 increased approximately $0.2 million as compared to the same period ended September 30, 1998 as interest was no longer capitalized with respect to debt incurred for the Chiles Columbus after its delivery in May 1999. The Company's interest expense for the nine months ended September 30, 1999 decreased approximately $0.3 million as compared to the same period ended September 30, 1998 as construction costs for the Rigs were greater in 1999 than in 1998, causing a higher level of capitalized interest expense.

           The Company's depreciation expense for the three and nine month periods ended September 30, 1999 increased approximately $0.9 million and $1.1 million, respectively, compared to the same periods ended September 30, 1998 as a result of commencement of operations of the Chiles Columbus.

LIQUIDITY AND CAPITAL RESOURCES

           Net cash provided by operating activities increased $1.7 million for the nine month period ended September 30, 1999 as compared to the same period ended September 30, 1998 as the operations of the Chiles Columbus provided an increase in working capital. The Company took delivery of the Chiles Columbus in May 1999. The Chiles Magellan was delivered in October 1999, and is under contract and has commenced operations in the U.S. Gulf of Mexico. Net cash used for the construction of the Rigs for the nine month period ended September 30, 1999 increased by $15.0 million compared to the same period ended September 30, 1998.

           The Company estimates that it will require approximately $0.9 million of working capital for the Chiles Magellan in connection with start-up operations. As of September 30, 1999, the Company had purchase commitments of $11.9 million and accounts payable of $3.7 million with respect to completion of the Rigs. In connection with the drilling contract for the Chiles Magellan, in the fourth quarter of 1999 the Company expects to receive $0.5 million in customer contributions for enhancements to such Rig, subject to successful completion of the enhancements and certain other conditions. As of September 30, 1999, the Company had approximately $4.8 million in cash on hand. As of September 30, 1999, the Company had $120.0 million of long term debt, consisting of $110.0 million of outstanding principal amount of the Notes and $10.0 million of borrowings under the $25.0 million Bank Facility. The Company has commenced a rights offering to its members that is expected to provide an additional $15.0 million of equity capital in the fourth quarter of 1999. The Company plans to use the $15.0 million of proceeds from the offering to repurchase, at par, $15.0 million in aggregate principal amount of Notes. See "--Subsequent Events."

           Because the Rigs are new construction, the Company does not expect to incur material additional capital expenditures associated with the Rigs in the foreseeable future, unless specific requests for modifications are made by a customer in connection with a drilling contract. Any unanticipated capital expenditures could adversely affect cash in the period such expenditures are incurred. Mobilization costs of the Company's Rigs from one drilling location to another drilling location or to another market are normally not budgeted because, under normal conditions, such mobilization costs are recovered from the customer; however, any unrecovered mobilization costs, if they are incurred, could materially increase Rig operating expense levels, reduce revenues while the Rig is in transit and not working, and could adversely affect cash flow from operations and operating income in the period in which such expenses are incurred.

SUBSEQUENT EVENTS

           The Company took delivery of the Chiles Magellan in October 1999. The Rig has left the shipyard and commenced operations under a drilling contract in the U.S. Gulf of Mexico. As of November 1, 1999, the Company had increased its outstanding borrowings under the $25.0 million Bank Facility from $10.0 million to $22.0 million. During October 1999, the Company entered into arrangements for deferral of vendor payments totaling $3.5 million related to the construction of the Rigs for a period of one year. On November 1, 1999, the Company paid, as scheduled, the semi-annual interest payment of $5.5 million related to the Notes.

           At the end of September 1999, the Company launched a consent solicitation requesting that the holders of Notes approve amendments to the Indenture governing the Notes (the "Amendments") which would have the effect of eliminating most of the restrictive covenants contained in the Indenture. In October 1999, the holders of a majority of the outstanding principal amount of the Notes approved the Amendments which, among other things, allows the Company to proceed with its effort to increase the availability under the Bank Facility. In consideration for such approval, the consenting holders of Notes received $1.00 for each $1,000 in aggregate principal amount of Notes held by them. See "Submission of Matters to a Vote of Security Holders."

              In October 1999, the Company accepted a commitment letter (the "Commitment") from its bank lenders that, among other things and subject to certain conditions, will increase the existing $25.0 million availability under the Bank Facility to a reducing revolving credit commitment of $40.0 million. The Commitment provides for a floating interest rate of LIBOR plus 1-3/8% per annum on amounts outstanding under the Bank Facility and provides for repayment of such amounts in eight quarterly installments of $1,875,000 beginning March 31, 2003, followed by eight successive quarterly installments of $3,125,000, with the remaining balance payable on December 31, 2006. As a condition precedent to the increase in availability under the existing Bank Facility, the Company must reduce the aggregate outstanding principal amount of Notes by $15.0 million, to $95.0 million. The Company expects to apply the proceeds of the sale of membership interests in the Offering described below to meet this requirement.

           On November 5, 1999, the Company commenced an offering of membership interests and rights to purchase membership interests (the "Offering") which provides all current members of the Company with a pro rata right to purchase such securities in the aggregate amount of $15.0 million. In connection with the Offering, SEACOR Offshore Rigs Inc. ("SEACOR Rigs"), which currently owns 55.38% of the aggregate membership interests in the Company, has agreed to purchase its 55.38% pro rata share of the securities offered and to subscribe for and purchase all other securities offered that are not subscribed for and purchased by other current members. Purchasers in the Offering will acquire $15 million of membership interests and receive rights to acquire an additional $3.0 million of membership interests at the same valuation for a period of four and one-half years after the consummation of the Offering. The Company plans to use the $15.0 million of proceeds from the Offering to repurchase, at par, $15.0 million in aggregate principal amount of Notes from SEACOR SMIT Inc. ("SEACOR"). At such time as the $15.0 million principal amount of Notes are purchased by the Company and retired, the Company expects to incur an extraordinary loss of approximately $0.6 million for the write-off of deferred financing costs related to such Notes.

OUTLOOK

           The Company's business and operations are materially dependent upon the condition of the oil and natural gas industry and, specifically, the exploration and production expenditures of oil and gas companies. Due to the Company's initial focus on the Gulf of Mexico, the Company's business and operations are and will continue to be particularly dependent upon the condition of the oil and natural gas industry in the Gulf of Mexico and on the exploration and production expenditures of oil and gas companies there. The offshore contract drilling industry historically has been and is expected to continue to be highly competitive and cyclical. During 1998, the decline in commodity prices in the oil and gas industry resulted in significantly reduced dayrates and decreased utilization, particularly in the Gulf of Mexico jackup market, and excess supply of rigs. During 1999, crude oil prices have recovered but there can be no assurance that demand for drilling rigs will increase. Sustained weak commodity prices, economic problems in countries outside the United States, and a number of other factors beyond the Company's control could further curtail spending by oil and gas companies. The Company cannot predict whether or not current market conditions will continue their favorable trend and if so, to what extent. A sustained period of depressed market conditions would have a material adverse effect on the Company's future results of operations.

           At September 30, 1999, the Chiles Columbus was under a multi-well contract in the U.S. Gulf of Mexico, and, if all wells are drilled as currently planned by the operator, work for the Rig is expected to continue through the second quarter of 2000. In August 1999, the Company entered into a contract for the use of the Chiles Magellan in the Gulf of Mexico. The contract calls for the drilling of one well, estimated to be completed in 120 days, to begin, at the Company's option, between December 1, 1999 and April 30, 2000. Pursuant to the contract, the customer will have the option to use the Chiles Magellan, under certain circumstances, for additional wells in the same area for a specified period of time after conclusion of the first well. Under the terms of the contract, the Company has agreed to make certain enhancements to the Chiles Magellan at a cost of approximately $4.9 million, exclusive of financing costs, and subject to certain conditions, the customer agreed to contribute $1.5 million toward the costs of such enhancements. During the second quarter of

1999, the customer funded $1.0 million of the enhancements and the balance is expected to be funded during the fourth quarter of 1999. The Chiles Magellan is presently under contract and the Rig has a contract backlog of more than five months.

           While the Company anticipates that it will continue to obtain drilling contracts for the Rigs, no assurance can be given that additional drilling contracts will be obtained, or obtained on a timely basis, nor can the Company predict that the dayrates payable under any drilling contract will be equal to or greater than the operating costs of the Rigs and other fixed costs, and current payment liabilities, including interest payable with respect to the Notes and drawings under the Bank Facility. The Company expects borrowings under the Bank Facility, subject to the terms and conditions of the Bank Facility, to be sufficient to meet operating costs and other current liabilities.

YEAR 2000 ISSUES

           The Company has initiated and is in the process of carrying out an assessment of Year 2000 ("Y2K") compliance issues. Although the Company has been in existence only since August 1997, and since its inception the Company has acquired only new systems, equipment, components and related software, a full assessment of the Company's Y2K compliance is now underway. The Y2K assessment being undertaken by the Company is designed to review all of the Company's systems and equipment with respect to Y2K compliance. This assessment includes a review of both information technology ("IT") systems (e.g., computer hardware and software) and non-information Technology ("non-IT") systems (e.g., embedded technology such as microcontrollers). As part of the assessment, the Company is seeking to obtain certification of Y2K compliance from its vendors and suppliers. The Company's administrative IT systems are stand-alone, standard products that have not been custom developed or modified. The Company has obtained certifications from the vendors of such systems as to their Y2K compliance. The Company has acquired certain specialized IT systems and has obtained from most vendors certification of their Y2K compliance. Those vendors that were unable to provide Y2K compliance certification, if any, will be requested to provide replacement components or systems that are Y2K compliant under warranty provisions of the Company's purchase agreements. This phase of the Company's Y2K assessment was completed, with respect to the Company's currently existing vendor relationships, during the third quarter of 1999. The Company also has a program underway requesting Y2K compliance certifications from its suppliers. This program is expected to be completed during the fourth quarter of 1999.

           The Company has undertaken a program to identify any other third parties with whom a material relationship exists. The Company is in the process of obtaining certification of Y2K compliance from any such third parties. If any such third parties are unable to provide such certification, the Company will seek to minimize any negative effect of such non-compliance on the Company until the third party becomes Y2K compliant or until an alternative relationship is established.

           As of September 30, 1999, the Company has incurred nominal administrative cost in conducting its Y2K compliance program. Results of this program as of such date have not identified any system, equipment, component or software owned or used by the Company that is not Y2K compliant. Although the total cost to complete the Company's Y2K program cannot be determined at this time, it is not expected to be material because all of the Company's IT and non-IT equipment has been purchased within approximately the last two years, and the procurement arrangements of the Company for such equipment require vendors to provide only Y2K compliant items. Such procurement arrangements also require that any such equipment that is not Y2K compliant be replaceable under the applicable warranty provisions.

           The Company is in the process of developing contingency plans that are intended to address worst-case business interruptions, such as future interruptions of drilling services aboard the Rigs after they begin operations or interruptions in the delivery of equipment and materials to be utilized in the Company's future drilling operations. The Company anticipates that its contingency planning phase will be completed during the fourth quarter of 1999. The Company's failure to fully implement its Y2K program or the occurrence of an unexpected Y2K problem could result in the disruption of normal business activities or operations and have a material adverse effect on the Company's results of operations, liquidity or financial condition. However, based upon the work performed to date and the anticipated completion of the Company's Y2K program by the end of the fourth quarter of 1999, the Company does not believe that such matters will have a material adverse effect on its results of operations. With respect to third parties, there can be no assurance that their systems will be rendered Y2K complaint on a timely basis or that any resulting Y2K issues would not have a material adverse effect on the results of operations of the Company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           The Company is exposed to changes in interest rates with respect to its drawings upon the Bank Facility. The market value of the Notes, which were originally issued on April 29, 1998, is sensitive to changes in interest rates. The Notes, which are due May 1, 2008, have a stated interest rate of 10.0% and an effective interest rate of 10.4%. At September 30, 1999, the fair value of the Notes, based on quoted market prices, was approximately $88.0 million, as compared to a carrying amount of $110.0 million. Since September 30, 1999, there has been no significant change in the value of the Notes. The Company is also exposed to changes in the prices of oil and natural gas. The offshore contract drilling industry is dependent upon the exploration and production programs of oil and gas companies, which in turn are influenced by the price of oil and natural gas.


                           PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

           None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

           None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

           None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On September 28, 1999, the Company launched a consent solicitation with respect to the Amendments to the Indenture governing the Notes, requesting the elimination of most of the restrictive covenants contained therein. In

October 1999, the holders of a majority of the outstanding principal amount of the Notes approved the Amendments which, among other things, allows the Company to proceed with its effort to increase the availability under the Bank Facility. In consideration for such approval, the consenting holders of Notes received $1.00 for each $1,000 in aggregate principal amount of Notes held by them. Holders of 62% of the aggregate outstanding principal amount of Notes voted in favor of approving the Amendments and the Company paid these holders $68,505 in the aggregate. SEACOR, an affiliate of the Company, abstained from the consent solicitation in accordance with the Indenture. Holders of 10% of the aggregate outstanding principal amount of Notes voted against approving the Amendments. Holders of 7% of the aggregate outstanding principal amount of Notes (other than SEACOR) abstained with respect to approving the Amendments. Holders of 21% of the aggregate outstanding principal amount of Notes did not respond.


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


                               CHILES OFFSHORE LLC
                               CHILES OFFSHORE FINANCE CORP.
                               CHILES COLUMBUS LLC
                               CHILES MAGELLAN LLC

                               By: /s/ Dick H. Fagerstal
                                   ------------------------------------------
                                   Dick H. Fagerstal
                                   Senior Vice President, Chief Financial
                                   Officer and Secretary



                               By: /s/ William A. Thorogood
                                   ------------------------------------------
                                   William A. Thorogood
                                   Vice President - Controller



Dated:  November 15, 1999

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