Form 10-Q
period 2000-09-30
CHILES OFFSHORE INC/TX
filed 2000-11-14
CIK 1052667

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
      (MARK ONE)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000 OR


         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER 001-16005


                              CHILES OFFSHORE INC.
             (Exact Name of Registrant as Specified in Its Charter)

            DELAWARE                                           76-0656029
  (State or other Jurisdiction                              (I.R.S. Employer
of Incorporation or Organization)                         Identification No.)


                            11200 RICHMOND, SUITE 490
                           HOUSTON, TEXAS, 77082-2618
                                 (713) 339-3777
    (Address, Including Zip Code, and Telephone Number, Including Area Code,
                of the Registrant's Principal Executive Offices)

         Indicate by check mark whether each of the registrants: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ X ] No[ ]

         The number of shares of the registrant's Common Stock, par value $.01 per share outstanding as of November 10, 2000 was 17,687,241.

================================================================================

NY2:\980613\06\73293.0016

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                  September 30, 2000      December 31, 1999
                                                                  ------------------      -----------------
                                                                     (unaudited)
                             ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ..........................           $  67,657,680            $   3,951,739
     Accounts receivable ................................               8,719,380                3,753,431
     Other current assets ...............................               1,414,676                  231,799
                                                                    -------------            -------------
          Total current assets ..........................              77,791,736                7,936,969
                                                                    -------------            -------------
PROPERTY AND EQUIPMENT:
     Drilling rigs and equipment ........................             197,043,908              194,237,362
     Less: accumulated depreciation .....................              (7,830,849)              (2,540,171)
                                                                    -------------            -------------
          Net drilling rigs and equipment ...............             189,213,059              191,697,191
     Rig under construction .............................              15,990,215                        -
                                                                    -------------            -------------
          Total property and equipment ..................             205,203,274              191,697,191
DEFERRED DEBT ISSUANCE COSTS AND OTHER, net .............               1,119,745                3,611,769
                                                                    -------------            -------------
          Total assets ..................................           $ 284,114,755            $ 203,245,929
                                                                    =============            =============


              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable ...................................           $   5,661,816            $   6,865,056
     Accrued liabilities ................................               6,527,482                1,380,421
     Accrued interest ...................................                 141,705                1,922,133
     Deferred revenue ...................................                       -                1,500,000
                                                                    -------------            -------------
          Total current liabilities .....................              12,331,003               11,667,610
BANK LINE OF CREDIT .....................................                       -               22,000,000
LONG-TERM DEBT ..........................................                       -               95,000,000
DEFERRED TAX LIABILITY ..................................              26,590,967                        -
                                                                    -------------            -------------
          Total liabilities .............................              38,921,970              128,667,610
                                                                    -------------            -------------
STOCKHOLDERS' EQUITY:
     Capital contributions, net of offering costs .......                       -               78,677,375
     Common stock, par value $0.01 per share; 100,000,000
       shares authorized, 17,687,241 shares issued
       and outstanding ..................................                 176,872                        -
     Additional paid-in capital .........................             274,027,387                        -
     Retained deficit ...................................             (29,011,474)              (4,099,056)
                                                                    -------------            -------------
     Stockholders' equity ...............................             245,192,785               74,578,319
                                                                    -------------            -------------
          Total liabilities and stockholders' equity ....           $ 284,114,755            $ 203,245,929
                                                                    =============            =============


The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                For the              For the              For the              For the
                                             Three Months         Three Months          Nine Months          Nine Months
                                                 Ended                Ended                Ended                Ended
                                          September 30, 2000   September 30, 1999   September 30, 2000   September 30, 1999
                                          ------------------   ------------------   ------------------   ------------------
REVENUE ............................        $ 16,015,321         $  2,350,025         $ 38,670,395         $  2,877,934
OPERATING EXPENSES:
  Rig operating expenses ...........           4,879,608            1,666,486           12,473,423            2,069,107
  Charter expenses .................           2,468,525                    -            3,929,831                    -
  General & administrative
      expenses .....................             701,558              382,303            2,047,596              826,421
  Depreciation .....................           1,801,082              874,321            5,324,540            1,096,448
                                            ------------         ------------         ------------         ------------
      Operating income (loss) ......           6,164,548             (573,085)          14,895,005           (1,114,042)
INTEREST INCOME ....................             207,476               55,229              359,940              778,659
INTEREST EXPENSE,
   net of capitalized interest .....          (2,154,603)          (1,018,109)          (7,944,752)          (1,393,498)
                                            ------------         ------------         ------------         ------------
INCOME (LOSS) BEFORE
INCOME TAXES AND
EXTRAORDINARY LOSS .................           4,217,421           (1,535,965)           7,310,193           (1,728,881)

PROVISION FOR INCOME TAXES:
  Current ..........................                   -                    -                    -                    -
  Deferred .........................         (27,614,462)                   -          (27,614,462)                   -
                                            ------------         ------------         ------------         ------------
INCOME (LOSS) BEFORE
EXTRAORDINARY LOSS .................         (23,397,041)          (1,535,965)         (20,304,269)          (1,728,881)
                                            ------------         ------------         ------------         ------------
EXTRAORDINARY LOSS ON
EXTINGUISHMENT OF
DEBT, NET OF TAX ...................          (1,819,548)                   -           (1,819,548)                   -
                                            ------------         ------------         ------------         ------------
NET INCOME (LOSS) ..................        $(25,216,589)        $ (1,535,965)        $(22,123,817)        $ (1,728,881)
                                            ============         ============         ============         ============

NET INCOME (LOSS) PER COMMON SHARE
  Basic:
  Income (Loss) before extraordinary
     loss ..........................        $      (2.49)        $      (0.31)        $      (2.61)        $      (0.34)
  Extraordinary loss ...............               (0.20)                   -                (0.24)                   -
                                            ------------         ------------         ------------         ------------
     Net income (loss) .............        $      (2.69)        $      (0.31)        $      (2.85)        $      (0.34)
                                            ============         ============         ============         ============
  Diluted:
  Income (Loss) before extraordinary
     loss ..........................        $      (2.49)        $      (0.31)        $      (2.61)        $      (0.34)
  Extraordinary loss ...............               (0.20)                   -                (0.24)                   -
                                            ------------         ------------         ------------         ------------
     Net income (loss) .............        $      (2.69)        $      (0.31)        $      (2.85)        $      (0.34)
                                            ============         ============         ============         ============
Weighted average common shares
outstanding: (restated to reflect
change in corporate form)
  Basic ............................           9,388,466            5,014,338            7,766,876            5,014,338
  Diluted ..........................           9,388,466            5,014,338            7,766,876            5,014,338


The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CHANGES
                   IN STOCKHOLDERS' EQUITY AND MEMBERS' EQUITY
                                   (UNAUDITED)

                                                 CHILES OFFSHORE LLC                         CHILES OFFSHORE INC.
                                          ---------------------------------   -----------------------------------------------------
                                                        Retained                           Additional
                                          Members'      Earnings                Common       Paid In       Retained
                                          Equity       (Deficit)     Rights      Stock       Capital        Deficit       Total
                                         ---------   ------------  ---------  -----------  ------------  ------------  ------------
BALANCES, December 31, 1999...........  $78,221,235   $(4,099,056) $ 456,140   $      -      $        -     $       - $  74,578,319

Capital contributions, May, 2000......   32,789,883             -          -          -               -             -    32,789,883

Net income, January 1, 2000
through September 21, 2000............           -      6,887,657          -          -               -             -     6,887,657

Exchange of membership interests for
shares of common stock, September 22,
2000................................. (111,011,118)             -          -     84,858     110,926,260             -             -

Transfer Chiles Offshore LLC retained
earnings to Chiles Offshore Inc.
additional paid in capital............           -     (2,788,601)         -          -       2,788,601             -             -

Exercise of rights,
September 22, 2000....................           -              -   (456,140)     2,314       3,453,826             -     3,000,000

Net proceeds from public offering of
common stock, September 22, 2000......           -              -          -     89,700     156,858,700             -   156,948,400

Net loss, September 22, 2000 through
September 30, 2000....................           -              -          -          -               -   (29,011,474)  (29,011,474)
                                         ---------   ------------  ---------  -----------  ------------  ------------  ------------
BALANCES, September 30, 2000..........   $       -   $          -  $       -  $   176,872  $274,027,387  $(29,011,474) $245,192,785
                                         =========   ============  =========  ============ ============  ============= ===========


The accompanying notes are an integral part of these consolidated financial statement and should be read in conjunction herewith.

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              For the               For the
                                                            Nine Months           Nine Months
                                                               Ended                 Ended
                                                         September 30, 2000    September 30, 1999
                                                         ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)...........................           $(22,123,817)         $(1,728,881)
     Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities -
       Deferred income taxes.....................            27,614,462                     -
       Depreciation..............................             5,324,540             1,096,448
       Amortization of deferred expenses.........               327,540                53,212
       Extraordinary loss on extinguishment
         of debt ................................             1,819,548                     -
     Increase (decrease) in operating cash flows
       resulting from-
       Trade receivables.........................            (4,965,949)           (2,002,743)
       Accounts payable..........................            (1,328,240)            1,850,600
       Accrued liabilities.......................             5,147,061               415,762
       Accrued interest payable..................            (1,780,428)            2,780,438
       Deferred revenue..........................            (1,500,000)                    -
       Prepaid expenses and other................            (1,861,436)              115,946
                                                         ------------------    ------------------
         Net cash provided by operating
         activities..............................             6,673,281             2,580,782

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment..........           (18,830,623)          (69,981,605)
                                                         ------------------    ------------------
         Net cash used in investing activities...           (18,830,623)          (69,981,605)
                                                         ------------------    ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Membership capital contributions, net........            32,789,883                     -
    Exercise of warrants.........................             3,000,000                     -
    Proceeds from bank facility..................            16,860,000            10,000,000
    Repayment of bank facility ..................           (38,860,000)                    -
    Repurchase and retirement of senior notes....           (94,875,000)                    -
    Net proceeds from public offering............           156,948,400                     -
                                                         ------------------    ------------------
         Net cash provided by financing activities           75,863,283            10,000,000

RESTRICTED CASH, beginning of period.............                     -            62,213,512

RESTRICTED CASH, end of period...................                     -                     -
                                                         ------------------    ------------------
NET (INCREASE) DECREASE IN RESTRICTED CASH.......                     -            62,213,512
                                                         ------------------    ------------------
NET INCREASE (DECREASE) IN CASH..................            63,705,941             4,812,689
CASH AND CASH EQUIVALENTS, beginning of period...             3,951,739                     -
                                                         ------------------    ------------------
CASH AND CASH EQUIVALENTS, end of period.........           $67,657,680           $ 4,812,689
                                                         ------------------    ------------------

SUPPLEMENTAL CASH FLOW DISCLOSURE:
     Cash paid for interest, net of capitalized             $(9,360,950)          $(1,724,213)
     interest....................................


The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       ORGANIZATION AND INITIAL PUBLIC OFFERING

         Chiles Offshore Inc. (the "Company") is engaged in the construction and operation of mobile offshore drilling rigs (each a "Rig," and collectively, the "Rigs") with the current primary operating area in the U.S. Gulf of Mexico. The Company presently operates three jackup drilling Rigs, two owned and one chartered. The Company has two additional jackup drilling Rigs under construction and an agreement to acquire the presently chartered rig in exchange for a combination of stock of the Company and assumption of the then outstanding debt related to the rig. The Company was originally formed as Chiles Offshore LLC under the laws of the State of Delaware as a limited liability company on August 5, 1997, and converted to a corporate form on September 22, 2000 in conjunction with the Company's initial public common stock offering ("IPO"). In connection with the conversion, the membership interests of the members of Chiles Offshore LLC were converted at the rate of 52.7825 shares of common stock of the Company for each membership interest, with a total 8,485,810 shares of common stock issued to Chiles Offshore LLC members. The number of shares of common stock of the Company received by each member of Chiles Offshore LLC was in proportion to each member's previous membership interest in Chiles Offshore LLC immediately prior to the IPO. In connection with the IPO, the Company sold 8,970,000 common shares for approximately $157 million of net proceeds and had 17,687,241 common shares outstanding at September 30, 2000. Immediately prior to the IPO, rights for membership interests in Chiles Offshore LLC (representing 231,431 shares of common stock after the IPO) were exercised for $3 million. The Company's common stock is traded on the American Stock Exchange under the trading symbol "COD". The Company used approximately $99 million of the IPO proceeds to repurchase and retire substantially all of its outstanding Senior Notes (as defined in Note 5) and accrued interest, to repay $7 million on the Bank Facility (as defined in Note 6) with accrued interest, and expects to use the remaining IPO proceeds to fund a portion of the costs required to further expand the rig fleet and for other corporate purposes.

2.       SIGNIFICANT ACCOUNTING POLICIES

Revenue:

         Drilling contracts are on a day rate basis, and revenue and drilling expenses are recognized as work progresses. Mobilization revenue and expenses are reported net and are included in revenue.

Restricted cash:

         As of September 30, 2000, included in the Company's cash and cash equivalents is $1.5 million restricted to use in the operations of the chartered rig, the Tonala.

Capitalized interest:

         The Company capitalizes interest applicable to the construction of offshore drilling rigs as a cost of such assets. Capitalized interest for the nine months ended September 30, 2000 and September 30, 1999 was $0.5 million and $7 million, respectively. Interest expense is shown net of capitalized interest in the Consolidated Statements of Operations.

Newly issued accounting standards:

         In December 1999, SEC Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements ("SAB 101") was issued. SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 has been amended allowing the Company to defer its implementation of SAB 101 until the fourth quarter of 2000. The Company is currently reviewing its accounting practices and if any necessary adjustments are needed to comply, such adjustments will be made in the fourth quarter of 2000.

Income taxes:

         Prior to September 22, 2000, the Company was a limited liability company for Federal and state income tax purposes, and as a result, was not subject to income taxes. On September 22, 2000, the limited liability company status was terminated. On termination, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS No 109"). SFAS No 109 requires an asset and liability based approach in accounting for income taxes. As a result of termination of the limited liability company status, the Company recorded a net deferred tax liability through a charge to earnings of $27.4 million in the third quarter of 2000, attributable primarily to the difference in financial reporting and tax reporting methods of accounting for depreciation. In addition, the Company recognized income tax expense of $0.2 million (which represented an effective tax rate of 36%) for the period from September 22, 2000 through September 30, 2000, the period for which the Company was a taxable corporation.

         The following pro forma data is presented to apply the Company's effective tax rate to the income (loss) before income taxes and extraordinary loss as if the Company had been a taxable entity for the following periods presented:

                                                Three Months ended                        Nine Months ended
                                                   September 30,                            September 30,
                                                   -------------                            -------------
                                             2000               1999                  2000                1999
                                             ----               ----                  ----                ----
Income (loss) before income taxes
and extraordinary loss ..........        $ 4,217,421         $(1,535,965)        $ 7,310,193         $(1,728,881)
Pro forma income tax (provision)
benefit .........................         (1,518,272)            552,947          (2,631,669)            622,397
                                         -----------         -----------         -----------         -----------

Pro forma income (loss) before ..        $ 2,699,149         $  (983,018)        $ 4,678,524         $(1,106,484)
                                         ===========         ===========         ===========         ===========
extraordinary loss
Pro forma income (loss) before
extraordinary loss per common
share:
    Basic .......................        $      0.29         $     (0.20)        $      0.60         $     (0.22)
                                         ===========         ===========         ===========         ===========
    Diluted .....................        $      0.29         $     (0.20)        $      0.60         $     (0.22)
                                         ===========         ===========         ===========         ===========
Pro forma weighted average
common shares outstanding:
    Basic
                                           9,388,466           5,014,338           7,766,876           5,014,338
    Diluted
                                           9,428,543           5,014,338           7,792,262           5,014,338


Reclassification:

         Certain prior period amounts in the consolidated financial statements have been reclassified for comparative purposes. Such reclassifications had no effect on the net income (loss) or the overall financial condition of the Company.

3.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and have not been audited by its independent public accountants. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments necessary to present a fair statement of the results for the periods included herein) have been made and the disclosures contained herein are adequate to make the information presented not misleading. Operating results for the three month and nine month periods ended September 30, 2000 are not necessarily indicative of the results that will be realized for the year ended December 31, 2000. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Form S-1. Unless the context otherwise indicates, any references in the Quarterly Report on Form 10-Q to the "Company" refer to Chiles Offshore Inc. and its consolidated subsidiaries.

4.       BUSINESS AND INDUSTRY CONDITIONS

         From inception (August 1997) until July 1999, the Company operated as a development stage company, devoting substantially all of its efforts to constructing the Rigs, raising capital and securing contracts for the Rigs. In the third quarter of 1999, the Company completed its development stage activity and the Company is no longer reported as a development stage company.

         Because the Company's Rigs are new construction, the Company does not expect to incur material additional capital expenditures associated with the Rigs in the foreseeable future, unless specific requests for modifications are made by a customer in connection with a drilling contract. Any unanticipated capital expenditures could adversely affect cash in the period such expenditures are incurred. Mobilization costs of the Company's Rigs from one drilling location to another drilling location or to another market are normally not budgeted because, under normal conditions, such mobilization costs are recovered from the customer; however, any unrecovered mobilization costs, if they are incurred, could materially increase Rig operating expense levels, reduce revenues while the Rig is in transit and not working, and adversely affect cash flow from operations and operating income in the period in which such expenses are incurred.

         The Company's business and operations are materially dependent upon the condition of the oil and natural gas industry and, specifically, the exploration and production expenditures of oil and gas companies. Due to the Company's initial focus on the Gulf of Mexico, the Company's business and operations are and will continue to be particularly dependent upon the condition of the oil and natural gas industry and on the exploration and production expenditures of oil and gas companies operating in the Gulf of Mexico. The offshore contract drilling industry historically has been and is expected to continue to be highly competitive and cyclical. Sustained weak commodity prices, economic problems in countries outside the United States, and a number of other factors beyond the Company's control could curtail spending by oil and gas companies. The Company cannot predict whether or not current market conditions will continue at favorable levels and if so, to what extent.

         While the Company anticipates that it will continue to obtain drilling contracts for the Rigs, no assurance can be given that additional drilling contracts will be obtained, or obtained on a timely basis. Nor can the Company predict that the dayrates payable under any drilling contract will be equal to or greater than the operating costs of the Rigs, other fixed costs, and current liabilities, including interest payable with respect to borrowings. The Company expects existing cash and cash equivalents, borrowings under the Bank Facility, subject to the terms and conditions of the Bank Facility, the Discovery Loan (as defined in Note 7), and cash from operations to be sufficient to meet operating costs, construction costs and other current liabilities for the next twelve months.

5.       NOTES PAYABLE

         In December 1999, the Company repaid and retired $15 million of the Company's 10% Senior Notes due 2008 (the "Senior Notes"). In September 2000 in connection with the IPO, the Company repaid and retired approximately $95 million of the Senior Notes and $4 million of accrued interest, which was substantially all of the remaining outstanding Senior Notes, and recorded an extraordinary loss of $1.8 million, net of an income tax benefit of $1 million, to write off the related unamortized debt issuance cost.

6.       BANK FACILITY

         The Company has entered into an agreement with two banks to provide a senior secured revolving credit facility of $40 million (the "Bank Facility"). The Bank Facility bears interest at the rate of LIBOR plus 1.375% per annum and matures on December 31, 2006, at which time any outstanding principal amount and any unpaid interest will be due. Borrowings under the Bank Facility may be repaid and reborrowed during the term thereof. The Bank Facility is guaranteed by two of the rig-owning subsidiaries of the Company. The Company is required to pay quarterly, in arrears, a commitment fee equal to 0.50% per annum on the undrawn amount of the Bank Facility. At September 30, 2000, there were no borrowings under the Bank Facility. The Company has received a commitment to increase the Bank Facility up to a maximum of $120 million and the Company expects to enter into final loan documentation on the increased Bank Facility during the fourth quarter of 2000.

7.       COMMITMENTS AND CONTINGENCIES

         In April 2000, the Company entered into an agreement with Keppel FELS Limited ("Keppel") of Singapore, and various equipment vendors for delivery of a rig named the Chiles Discovery, at a cost estimated not to exceed $110 million excluding interest and other capitalized costs. At September 30, 2000, the Company had outstanding purchase commitments of approximately $90 million with respect to the construction of the Chiles Discovery. These amounts will become payable in future periods in accordance with terms of the construction contract and vendor agreements. As part of the construction agreement with Keppel, the Company entered into an option agreement that provides the Company the right to require Keppel, or its wholly owned subsidiary AMFELS, Inc. ("AMFELS"), of Brownsville, Texas, to construct up to three additional rigs similar to the Chiles Discovery. In connection with the construction agreement for the Chiles Discovery, the Company signed a commitment letter, with a non-U.S. lender that is affiliated with Keppel, to provide up to $82 million of financing toward the construction cost of the Chiles Discovery (the "Discovery Loan"). The Discovery Loan will be non-recourse to the Company, but full recourse to the Chiles Discovery and all assets owned by the borrower, which is a 100% owned subsidiary of the Company. The Company expects to execute the Discovery Loan agreement in the fourth quarter of 2000.

         On July 20, 2000, the Company entered into an agreement with Perforadora Central, S.A. de C.V. and related parties ("Perforadora Central") to acquire, through a series of transactions, all of the shares of capital stock of a newly formed entity that will own the Tonala (the "Tonala Agreement"), which the Company has operated under a bareboat charter since the completion of its construction and final commissioning in April 2000 (the "Tonala Bareboat Charter"). Under the terms of the Tonala Agreement, the Company will issue 2,679,723 shares of common stock and assume approximately $64.6 million of debt guaranteed by the U.S. Maritime Administration ("Marad"). The Tonala Agreement is subject to, among other things, the consent and approval by Marad regarding the terms of the assumption of the debt. The Company currently expects to close the acquisition by the second quarter of 2001. Upon completion of the Tonala acquisition, the Company will have an estimated 20,366,964 common shares issued and outstanding, of which Perforadora Central will hold approximately 13%. The agreements contain provisions designed to adjust payments under the Tonala Bareboat Charter such that from a commercial standpoint, the Company shall be treated as if it owned the Tonala on July 20, 2000, with the Company being credited for cash flow and charged for debt service payments made after such date. On November 10, 2000, the Company and Perforadora Central entered into certain amendments to the Tonala Agreement and the Tonala Bareboat Charter. See "--Subsequent Events" below.

         The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse affect on the Company's consolidated financial position, results of operations or cash flows. In September 2000, the Company was served a legal action which was filed by an offshore worker employed by another drilling contractor on behalf of himself and those similarly situated, naming most offshore drilling contractors as defendants, including the Company. The action was filed in the U.S. District Court, Southern District, Galveston Division, seeking to have the court certify a nationwide class and to recover damages to be proved, as well as treble damages, attorneys' fees, expenses, costs and other relief deemed appropriate, for alleged violations of federal and state antitrust laws and for engaging in alleged unfair trade practices by suppressing wages and benefits of offshore workers. The Company believes that it has valid defenses in this matter, intends to defend its interest vigorously with respect to same and does not believe, based on information currently available, the ultimate outcome of this matter will have a material adverse effect on the results of operations or financial condition of the Company.

8.       OPERATING SEGMENTS

         The Company has only a single line of business in a single geographic area. The Company derived revenue for the quarter ended September 30, 2000, from three customers of $5.8 million, $5.5 million and $4.7 million, comprising 36 percent, 34 percent and 30 percent of total revenues, respectively. The Company derived revenue for the nine months ended September 30, 2000, from three customers of $14.2 million, $9.1 million and $8 million, comprising 37 percent, 24 percent and 21 percent of total revenues, respectively.

9.       EARNINGS PER SHARE

         Earnings per share consist of the Company's historical net income divided by the weighted average number shares of common stock outstanding. For the time prior to the IPO on September 22, 2000, weighted average number of common shares includes the conversion of membership interest to an equivalent number of common shares. There were 524,359 options that have been excluded from the following calculation as anti-dilutive for the periods presented. The following table summarizes the basic and diluted per share computations for loss before extraordinary loss for the three and nine month periods ended September 30, 2000 and 1999 (in thousands, except share and per share data):

                                                                 Three months ended                   Nine months ended
                                                                    September 30                         September 30
                                                                    ------------                         ------------
                                                                2000           1999                 2000              1999
                                                                ----           ----                 ----              ----
Numerator:
Income (Loss) before extraordinary loss ...........       $   (23,397)       $    (1,536)       $   (20,304)       $    (1,729)
Extraordinary loss ................................            (1,820)                 -             (1,820)                 -
                                                          -----------        -----------        -----------        -----------
    Net loss ......................................       $   (25,217)       $    (1,536)       $   (22,124)       $    (1,729)
                                                          ===========        ===========        ===========        ===========

Denominator:
Weighted average common shares
outstanding - basic and diluted ...................         9,388,466          5,014,338          7,766,876          5,014,338

Net income (loss) per common share
before extraordinary loss:
    Basic .........................................       $     (2.49)       $     (0.31)       $     (2.61)       $     (0.34)
    Diluted .......................................       $     (2.49)       $     (0.31)       $     (2.61)       $     (0.34)


10.      RELATED PARTY TRANSACTION

         As of September 30, 2000, SEACOR Offshore Rigs Inc. ("SEACOR Rigs"), which is a wholly owned subsidiary of SEACOR SMIT Inc. ("SEACOR"), a New York Stock Exchange listed company, owns approximately 27% of the common stock of the Company. Upon completion of the Tonala transaction noted above, SEACOR Rigs will own approximately 24% of the Company. Upon delivery of the Chiles Discovery, the Company will pay SEACOR a commission of $1 million. One of the Company's directors is a partner in Bassoe Offshore A/S, a brokerage and market research firm serving the offshore drilling and service industry. The Company paid Bassoe Offshore (USA), Inc., an affiliate of Bassoe Offshore A/S, (and taken together as "Bassoe"), approximately $1.0 million in commissions related to the delivery of the Chiles Magellan and Chiles Columbus and will pay Bassoe a commission of $0.5 million upon delivery of the Chiles Discovery. Additionally, the Company will be obligated to pay Bassoe a commission equal to approximately 0.1% of the value of the Tonala transaction upon the closing. The Company has signed a commitment letter with a non-U.S. lender that is affiliated with a shareholder of the Company to provide a maximum of $82 million of financing towards the construction cost of the Chiles Discovery. At the time of the IPO, SEACOR held approximately $26.7 million aggregate principal amount of the Senior Notes and also held an indirect economic interest in substantially all of the Company's remaining outstanding Senior Notes. Subsequent to the IPO, the Company purchased from SEACOR and the other noteholders and retired substantially all of the outstanding Senior Notes at a price equal to par plus accrued interest. The

Company has been advised by SEACOR that SEACOR will report a pre-tax gain of approximately $6.6 million as a result of this transaction.

11.      SUBSEQUENT EVENTS

         In October 2000, the Company exercised the first option under the agreement with Keppel, for the construction of a rig by AMFELS, at a cost estimated not to exceed $112 million, exclusive of interest and other capitalized costs. As part of the option exercise an initial payment of $11.4 million was made to AMFELS. Financing of the rig will be provided by a combination of debt, up to $81 million raised under a Marad guarantee for construction and term financing, and equity raised through the IPO. Upon delivery of the rig, the Company will be obligated to pay commissions of approximately $1 million and $0.2 million to SEACOR and Bassoe, respectively, in accordance with pre-existing agreements.

         In October 2000, the Company's Board of Directors authorized a repurchase program of the Company's common stock of up to a total amount of $25 million. The repurchase of any of the Company's common stock may be effected from time to time through open market purchases, privately negotiated transactions or otherwise, depending upon market conditions.

          Pursuant to amendments to the Tonala Agreement and the Tonala Bareboat Charter, each dated November 10, 2000, the parties have agreed, subject to receipt of Marad approval, to simplify their commercial payment arrangements, by providing that the Company will pay $1.00 per month as hire under the Tonala Bareboat Charter for the period between July 20, 2000 and the consummation of the transactions contemplated by the Tonala Agreement, with the Company also agreeing to advance all regularly scheduled payments of debt service as the same become due and payable to Marad for the indebtedness relating to the Tonala during such period. Under such amendments, such advances will be deemed to have been satisfied if such transactions are consummated. The term of the Tonala Bareboat Charter was extended to October 31, 2002 by such amendment provided the Company is not in default of its obligation to make advances. If the Tonala Agreement were to be terminated prior to such consummation, a retroactive adjustment will be made under the Tonala Bareboat Charter so that the parties will account to each other as if such amendment had never taken effect.

         On November 13, 2000, the Company amended the 2000 Chiles Offshore Inc. Stock Option Plan (the "2000 Option Plan") to permit the assumption of the outstanding options under the Chiles Offshore LLC 1998 Equity Option Plan by the 2000 Option Plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL, INCLUDING FORWARD LOOKING STATEMENTS

         When included in this Quarterly Report on Form 10-Q or in documents incorporated herein by reference, the words, "expects," "intends", "anticipates," "believes", "estimates," and analogous expressions are intended to identify forward-looking statements. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, amount others, general economic and business conditions, industry fleet capacity, changes in oil and gas exploration activity, competition, regulatory initiatives and compliance with governmental regulations, customer preferences and various other matters, many of which are beyond the Company's control. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. The Company expressly disclaims any obligation or undertaking to release publicly any updates or any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements of Chiles Offshore Inc. (the "Company") (including the Notes thereto) included elsewhere in this Quarterly Report on Form 10-Q.

         The Company was formed in August 1997 as Chiles Offshore LLC for the purpose of constructing, owning and operating a fleet of ultra-premium offshore jackup drilling rigs. In 1997, the Company ordered two ultra-premium jackup drilling rigs, the Chiles Columbus and the Chiles Magellan. The Company took delivery of the Chiles Columbus in May 1999 and the Chiles Magellan in October 1999. The Company has also bareboat chartered and operated the rig Tonala since its delivery and final commissioning in April 2000. The Company now operates two owned rigs and one chartered rig.

         In July 2000, the Company entered into an agreement with Perforadora Central, S.A. de C.V. and related parties ("Perforadora Central") to acquire, through a series of transactions, all of the shares of capital stock of a newly formed entity that will own the Tonala (the "Tonala Agreement"), which the Company has operated under a bareboat charter since the completion its construction and final commissioning in April 2000 (the "Tonala Bareboat Charter"). Under the terms of the Tonala Agreement, the Company will issue 2,679,723 shares of common stock and assume approximately $64.6 million of debt guaranteed by the U.S. Maritime Administration ("Marad"). The Tonala Agreement is subject to, among other things, the consent and approval by Marad regarding the terms of the assumption of the debt. The Company currently expects to close the acquisition by the second quarter of 2001. Upon completion of the Tonala acquisition, the Company would have an estimated 20,366,964 common shares issued and outstanding, of which Perforadora Central will hold approximately 13%. The agreements contain provisions designed to adjust payments under the Tonala Bareboat Charter such that from a commercial standpoint, the Company shall be treated as if it owned the Tonala on July 20, 2000, with the Company being credited for cash flow and charged for debt service payments made after such date. On November 10, 2000, the Company and Perforadora Central entered into certain amendments to the Tonala Agreement and the Tonala Bareboat Charter. See "--Subsequent Events" below. On September 22, 2000, the Company completed its initial public offering of 8,970,000 common shares and converted to a corporate form from a limited liability company.

         The number of rigs operated by the Company is a function of rigs delivered to service through the Company's capital expenditure program, and rigs placed in operation under charter. The Company typically operates its rigs on well-to-well contracts that last approximately 30 to 90 days. Presently, all of the Company's rigs are contracted and operating in the U.S. Gulf of Mexico. The Company has two rigs under construction, one in Singapore, which is expected to be completed during the second quarter of 2002, and one in Texas, which is expected to be completed during the third quarter of 2002.

RESULTS OF OPERATIONS

         Revenue. The Company's revenue is primarily a function of the number of rigs operated by the Company, the rates per day ("dayrates") paid by the oil and gas company customers of the Company for the use of one of the Company's rigs to drill an oil or gas well in an offshore location, and the level of utilization of the Company's rig fleet. Dayrates and utilization are largely dependent upon the capital expenditure programs of the Company's oil and gas company customers, which are dependent upon the prevailing and expected levels of oil and gas prices and the other factors discussed in "--Outlook" below.

         Rig operating expenses. The Company's operating expenses are primarily a function of fleet size and utilization. The most significant operating expenses are compensation and related personnel expenses, maintenance and repairs, insurance, supplies and charter hire. The Company's other operating charges are depreciation of rigs and other property and equipment.

         General and administrative expenses. General and administrative expenses primarily consist of corporate management, administration, marketing and legal expenses.

         The following table provides revenue, expense and operating profit information and utilization, average daily revenue and available rig days information, for the periods indicated (in thousands except rig utilization, average daily revenue and available rig days):

                                               Three months ended              Nine months ended
                                                 September 30                    September 30
                                              -------------------               ---------------
                                               2000          1999             2000           1999
                                               ----          ----             ----           ----
Revenue................................    $   16,015     $    2,350       $   38,670     $    2,878
General & administrative expense.......    $      702     $      382       $    2,048     $      826
Operating income (loss).............       $    6,165     $     (573)      $   14,895     $   (1,114)
Interest expense, net.................     $    1,947     $      963       $    7,585     $      615
Provision for income tax...............    $   27,614     $        -       $   27,614     $        -
Income (loss) before extraordinary
     loss.................                 $  (23,397)    $   (1,536)      $  (20,304)    $   (1,729)

Rig utilization                                  100%            98%             100%            99%
Average daily revenue                      $   58,027     $   26,024       $   53,563     $   25,464
Available rig days                                276             92              720            114


THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

         The three rigs operated by the Company were delivered into service in June 1999 for the Chiles Columbus, October 1999 for the Chiles Magellan, and April 2000 for the Tonala, and as a result of these rig deliveries, the available rig days have increased by 184 days. The rig utilization increased to 100% from 98% for the three months ended September 30, 2000 compared to the three months ended September 30, 1999.

         The Company's revenue increased $13.7 million for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. The increased revenue is a result of increasing the rig fleet operated by the Company through the delivery of rigs into service from construction and charter, and an increase in average daily revenue of $32,003 to $58,027 for the three months ended September 30, 2000, as compared with $26,024 for the three months ended September 30, 1999. The increase in average daily revenue is a combination of, among other things, the increase in prices for oil and natural gas commodities and the related increase in drilling activity of oil and gas operators, the successful entrance of the Company into the U.S. Gulf of Mexico offshore drilling market with recently constructed rigs, and the level of performance of the services achieved by the Company.

         The Company's operating profit increased $6.7 million for the three months ended September 30, 2000 compared to the three months ended September 30, 1999, as a result of increasing the number of rigs operated by the Company, and increasing the average daily rig rate while holding variable unit operating expenses level, offset by the charter expense for the Tonala and the depreciation expense for the Chiles Columbus and Chiles Magellan resulting from the commencement of operations of these three rigs.

         The Company's general and administrative expense increased $0.3 million for the three months ended September 30, 2000 compared to the three months ended September 30, 1999 as corporate expenses associated with marketing and other administrative costs associated with operating three rigs increased as the Company completed its development stage activity.

         The Company's net interest expense increased $1 million for the three months ended September 30, 2000 compared to the three months ended September 30, 1999, as interest was no longer capitalized with respect to debt incurred for the rigs under construction after delivery of the Chiles Magellan in October 1999.

         Prior to its conversion to a corporation, the Company operated as a limited liability company and generally was not subject to U.S. federal and state income taxes. The members of the Company while it was a limited liability company were taxed on their proportionate share of the member's taxable income or loss. Effective September 22, 2000, the Company became subject to U.S. federal and state income taxes and provided deferred income taxes of $27.6 million.

         In September 2000, the Company repurchased and retired substantially all of the $95 million outstanding Senior Notes due 2008 (the "Senior Notes") of the Company and recorded an extraordinary loss of $1.8 million, net of income taxes of $1 million, to write off the related unamortized debt issuance costs.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         The three rigs operated by the Company were delivered into service in June 1999 for the Chiles Columbus, October 1999 for the Chiles Magellan, and April 2000 for the Tonala, and as a result of these rig deliveries, the available rig days have increased by 606 days. The rig utilization increased to 100% from 99% for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999.

         The Company's revenue increased $35.8 million for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. The increased revenue is a result of increasing the rig fleet operated by the Company through the delivery of rigs into service from construction and charter, and an increase in average daily revenue of $28,099 to $53,563 for the nine months ended September 30, 2000, as compared with $25,464 for the nine months ended September 30, 1999. The increase in average daily revenue is a combination of, among other things, the increase in prices for oil and natural gas commodities and the related increase in drilling activity of oil and gas operators, the successful entrance of the Company into the U.S. Gulf of Mexico offshore drilling market with recently constructed rigs, and the level of performance of the services achieved by the Company.

         The Company's operating profit increased $16 million for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999, as a result of increasing the number of rigs operated by the Company, and increasing the average daily rig rate while holding variable unit operating expenses level, offset by the charter expense for the Tonala and depreciation expense for the Chiles Columbus and Chiles Magellan resulting from the commencement of operations of these three rigs.

         The Company's general and administrative expense increased $1.2 million for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 as corporate expenses associated with marketing and other administrative costs associated with operating three rigs increased as the Company completed its development stage activity .

         The Company's net interest expense increased $7 million for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 as interest was no longer capitalized with respect to debt incurred for the rigs under construction after delivery of the Chiles Columbus in May 1999 and Chiles Magellan in October 1999.

         Prior to its conversion to a corporation, the Company operated as a limited liability company and generally was not subject to U.S. federal and state income taxes. The members of the Company while it was a limited liability company were taxed on their proportionate share of the member's taxable income or loss. Effective September 22, 2000, the Company became subject to U.S. federal and state income taxes and provided deferred income taxes of $27.6 million.

         In September 2000, the Company repurchased and retired substantially all of the $95 million outstanding Senior Notes of the Company and recorded an extraordinary loss of $1.8 million, net of income taxes of $1 million, to write off the related unamortized debt issuance costs.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities increased $4.1 million for the nine month period ended September 30, 2000 as compared to the same period ended September 30, 1999 as a result of placing the Chiles Magellan and Tonala in service. Net cash used for investing activities decreased $51.2 million for the nine month period ended September 30, 2000 as compared to the same period ended September 30, 1999 as the rig construction programs for the Chiles Columbus and Chiles Magellan were completed and offset by the initial payment for the Chiles Discovery construction contract. Net cash from financing activities increased by $65.9 million for the nine month period ended September 30, 2000 as compared to the same period ended September 30, 1999 as net proceeds of approximately $157 million were received from the IPO, $32.8 million was received from the sale of additional membership interests in May 2000, and $3 million was received from the exercise of rights prior to the IPO, all of which were offset by the repurchase and retirement of substantially all of the $95 million outstanding Senior Notes and the repayment of $22 million under the Bank Facility.

         As of September 30, 2000, the Company had approximately $67.7 million in cash on hand and had no borrowings under its $40 million Bank Facility and has received a commitment to increase the Bank Facility up to $120 million. The Company has remaining purchase commitments related to the construction of the Chiles Discovery of approximately $90 million. In connection with the construction agreement for the Chiles Discovery, the Company signed a commitment letter, with a non-U.S. lender that is affiliated with Keppel, to provide up to $82 million of financing towards the construction cost of the Chiles Discovery (the "Discovery Loan"). The Discovery Loan will be non-recourse to the Company, but full recourse to the Chiles Discovery and all assets owned by the borrower, which is a 100% owned subsidiary of the Company. The Company expects to execute the Discovery Loan agreement in the fourth quarter of 2000.

         Because the Company's fleet is composed of newly constructed rigs, the Company does not expect to incur material additional capital expenditures associated with the rig fleet in the foreseeable future, unless specific requests for modifications are made by a customer in connection with a drilling contract. Any unanticipated capital expenditures could adversely affect cash in the period such expenditures are incurred. Mobilization costs of the Company's rigs from one drilling location to another drilling location or to another market are normally not budgeted because, under normal conditions, such mobilization costs are recovered from the customer; however, any unrecovered mobilization costs, if they are incurred, could materially increase rig operating expense levels, reduce revenues while the rig is in transit and not working, and could adversely affect cash flow from operations and operating income in the period in which such expenses are incurred.

SUBSEQUENT EVENTS

         In October 2000, the Company exercised the first option under its agreement with Keppel FELS Limited ("Keppel") for the construction of a rig by AMFELS, Inc. ("AMFELS") at a cost estimated not to exceed $112 million, exclusive of interest and other capitalized costs. As part of the option exercise, a payment of $11.4 million was made to AMFELS. Financing of the rig will be provided by a combination of debt, up to $81 million raised under a Marad guarantee for construction and term financing, and equity raised through the IPO. Upon delivery of the rig, the Company will be obligated to pay commissions of $1 million and $0.2 million to SEACOR SMIT Inc. ("SEACOR") and Bassoe Offshore (USA), Inc., respectively.

          In October 2000, the Company's Board of Directors authorized a repurchase program of the Company's common stock of up to a total amount of $25 million. The repurchase of any of the Company's common stock may be effected from time to time through open market purchases, privately negotiated transactions or otherwise, depending upon market conditions.

         Pursuant to amendments to the Tonala Agreement and the Tonala Bareboat Charter, each dated November 10, 2000, the parties have agreed, subject to receipt of Marad approval, to simplify their commercial payment arrangements, by providing that the Company will pay $1.00 per month as hire under the Tonala Bareboat Charter for the period between July 20, 2000 and the consummation of the transactions contemplated by the Tonala Agreement, with the Company also agreeing to advance all regularly scheduled payments of debt service as the same become due and payable to Marad for the indebtedness relating to the Tonala during such period. Under such amendments, such advances will be deemed to have been satisfied if such transactions are consummated. The term of the Tonala Bareboat Charter was extended to October 31, 2002 by such amendment provided the Company is not in default of its obligation to make advances. If the Tonala Agreement were to be terminated prior to such consummation, a retroactive adjustment will be made under the Tonala Bareboat Charter so that the parties will account to each other as if such amendment had never taken effect.

         On November 13, 2000, the Company amended the 2000 Chiles Offshore Inc. Stock Option Plan (the "2000 Option Plan") to permit the assumption of the outstanding options under the Chiles Offshore LLC 1998 Equity Option Plan by the 2000 Option Plan.

OUTLOOK

         The Company's business and operations are materially dependent upon the condition of the oil and natural gas industry and, specifically, the exploration and production expenditures of oil and gas companies. Due to the Company's initial focus on the Gulf of Mexico, the Company's business and operations are and will continue to be particularly dependent upon the condition of the oil and natural gas industry in the Gulf of Mexico and on the exploration and production expenditures of oil and gas companies there. The offshore contract drilling industry historically has been and is expected to continue to be highly competitive and cyclical. During 1998, the decline in commodity prices in the oil and gas industry resulted in significantly reduced dayrates and decreased utilization, particularly in the Gulf of Mexico jackup market, and excess supply of rigs. Since 1999, crude oil prices have recovered but there can be no assurance that demand for drilling rigs will increase. Sustained weak commodity prices, economic problems in countries outside the United States, and a number of other factors beyond the Company's control could further curtail spending by oil and gas companies. The Company cannot predict whether or not current market conditions will continue their favorable levels and if so, to what extent. A sustained period of depressed market conditions would have a material adverse effect on the Company's future results of operations.

         While the Company anticipates that it will continue to obtain drilling contracts for its rig fleet, no assurance can be given that additional drilling contracts will be obtained, or obtained on a timely basis, nor can the Company predict that the dayrates payable under any drilling contract will be equal to or greater than the operating costs of the rigs and other fixed costs, and current payment liabilities, including interest payable with respect to drawings under the Bank Facility.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has no fixed rate debt as of September 30, 2000.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse affect on the Company's consolidated financial position, results of operations or cash flows. In September 2000, the Company was served a legal action which was filed by an offshore worker employed by another drilling contractor on behalf of himself and those similarly situated, naming most of the offshore drilling contractors as defendants, including the Company. The action was filed in the U.S. District Court, Southern District, Galveston Division, seeking to have the court certify a nationwide class and to recover damages to be proved, as well as treble damages, attorneys' fees, expenses, costs and other relief deemed appropriate, for alleged violations of federal and state antitrust laws and for engaging in alleged unfair trade practices by suppressing wages and benefits of offshore workers. The Company believes that it has valid defenses in this matter, intends to defend its interest vigorously with respect to same and does not believe, based on information currently available, the ultimate outcome of this matter will have a material adverse effect on the results of operations and financial condition of the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         (c) On September 22, 2000, rights for membership interests in Chiles Offshore LLC (representing 231,431 shares of common stock after the IPO) were exercised for an aggregate purchase price of $3 million. There were no underwriters, brokers or finders employed in connection with this transaction. The sale of these securities was deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on
Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

         On May 2, 2000, Chiles Offshore LLC issued $20.5 million in Group "G" Membership Units to accredited investors and $12.5 million in Group "F" Membership Units to a foreign accredited investor. There were no underwriters, brokers or finders employed in connection with this transaction. The sale of these securities was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

         On November 30, 1999, Chiles Offshore LLC issued $15 million in Group "E" Membership Units and rights to acquire additional $3 million in Group "E" Membership Units, each to accredited investors. There were no underwriters, brokers or finders employed in connection with this transaction. The sale of these securities was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

         On December 16, 1997, Chiles Offshore issued $26.15 million in Group "A" Membership Interests to a founder and $20 million in Group "C" Membership Units exclusively to accredited investors. There were no underwriters, brokers or finders employed in connection with this transaction. The sale of these securities was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

         (d) Pursuant to Rule 463 and Item 701(f) of Regulation S-K promulgated under the Securities Act, the following information is provided in this report:

              (1) The Registration Statement on Form S-1 of Chiles Offshore Inc. (File No. 333-39418) (the "Registration Statement") was declared effective by the Securities and Exchange Commission on September 18, 2000.

              (2) The offering contemplated by the prospectus contained in the Registration Statement (the "Offering") was consummated on September 22, 2000.

              (3) The managing underwriters in the Offering were Credit Suisse First Boston and Salomon Smith Barney.

              (4) The Registration Statement related to shares of the Company's common stock, $0.01 par value ("Common Stock").

              (5) The Registration Statement registered an aggregate of 8,970,000 shares of Common Stock; the aggregate gross offering price of the amount of shares registered and sold by the Company was $170.4 million. 1,170,000 of such shares of Common Stock registered under the Registration Statement were the subject of an underwriters' over-allotment option that was exercised by the underwriters.

              (6) Through the date of this report, the Company has incurred estimated expenses (including underwriters' discount) of approximately $13.5 million in connection with the Offering, which included approximately $11.5 million in underwriters' discount and commissions and approximately $2 million of other expenses (including filing fees related to the Registration Statement and the National Association of Securities Dealers, Inc. and accounting, legal, printing and engraving and miscellaneous expenses). None of such payments were made to directors, officers, or 10 percent security holders of the Company.

              (7) Through the date of this report, approximately $95 million of the net proceeds were used to repurchase the Company's outstanding Senior Notes. All of such net proceeds to repurchase the senior notes were paid to SEACOR, the Company's largest shareholder, or to an entity through which SEACOR held an indirect economic interest in the Senior Notes. Approximately $7 million of the net proceeds were used to repay outstanding amounts under the Bank Facility. Approximately $45 million of the net proceeds, which are being held in temporary investments (consisting of overnight eurodollar deposits) will be used to fund a portion of the costs required to further expand the Company's fleet of rigs. The remainder of the net proceeds of the Offering are being held in temporary investments (consisting of overnight eurodollar deposits) for working capital.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Designation of
Exhibits in this
Report                             Description of Exhibits
------                             -----------------------
10.1*    Amendment No. 1 to the Chiles Offshore Inc. 2000 Stock Option Plan.
10.2* Amendment to Bareboat Charter, dated November 10, 2000, between Chiles Offshore Inc. and Perforadora Central, S.A. de C.V.
10.3* Amendment No. 1 to Agreement with Respect to Ownership of the Tonala, dated November 10, 2000, among Chiles Offshore Inc., Perforadora Central, S.A. de C.V., Grupo Industrial Atlantida, S.A. de C.V., Patricio Alvarez Morphy, Javier Alvarez Morphy, Luis Alvarez Morphy and Enrique Chavez Quintana.
27.1*    Financial Data Schedule.

-----------------
*  Filed herewith.

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CHILES OFFSHORE INC.

                              By:  /s/ Dick Fagerstal
                                   --------------------------------------------
                                   Dick Fagerstal
                                   Senior Vice President, Chief Financial
                                       Officer and Secretary



Dated:  November 14, 2000

                                  EXHIBIT INDEX

10.1*    Amendment No. 1 to the Chiles Offshore Inc. 2000 Stock Option Plan.
10.2* Amendment to Bareboat Charter, dated November 10, 2000, between Chiles Offshore Inc. and Perforadora Central, S.A. de C.V.
10.3* Amendment No. 1 to Agreement with Respect to Ownership of the Tonala, dated November 10, 2000, among Chiles Offshore Inc., Perforadora Central, S.A. de C.V., Grupo Industrial Atlantida, S.A. de C.V., Patricio Alvarez Morphy, Javier Alvarez Morphy, Luis Alvarez Morphy and Enrique Chavez Quintana.
27.1*    Financial Data Schedule.

-----------------
*  Filed herewith.