Form 10-K
period 2000-12-31
CHILES OFFSHORE INC/NEW/
filed 2001-03-30
CIK 1052667

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                          ----------------------------

                                    Form 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2000

          OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____ to ______

                       Commission file number (333-39418)

                              Chiles Offshore Inc.

             (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                     76-0656029
   (State or Other Jurisdiction             (I.R.S. Employer Identification No.)
  of Incorporation or Organization)

    11200 Richmond Avenue, Suite 490,
             Houston, Texas                               77082-2618
(Address of Principal Executive Offices)                  (Zip Code)

                                 (713) 339-3777
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

                                                        Name of Each Exchange
          Title of Each Class                            on Which Registered
          -------------------                            -------------------

Common Stock, par value $.01 per share                 American Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:

                                      None
                                (Title of Class)

     Indicate by check mark whether each of the registrants: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that such registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No__

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock of the registrant held by non-affiliates as of March 21, 2001 was approximately $257,559,195. The total number of shares of common stock issued and outstanding as of March 21, 2001 was 17,578,241.

DOCUMENTS INCORPORATED BY REFERENCE:

     The registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the registrant's last fiscal year is incorporated by reference into Items 10 through 13, Part III of this annual report on Form 10-K.

                              CHILES OFFSHORE INC.

                                    FORM 10-K

                                TABLE OF CONTENTS


PART I   ....................................................................................2

         Item 1.  Business...................................................................2

         Item 2.  Properties................................................................11

         Item 3.  Legal Proceedings.........................................................11

         Item 4.  Submission of Matters to a Vote of Security Holders.......................11

         Item 4a. Executive Officers of the Registrant......................................12

PART II  ...................................................................................12

         Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.....12

         Item 6.  Selected Financial Data...................................................14

         Item 7.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ................................................15

         Item 7A. Quantitative and Qualitative Disclosures About Market Risk................19

         Item 8.  Financial Statements and Supplementary Data...............................19

         Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................................................. 19

PART III ...................................................................................19

         Item 10. Directors and Executive Officers of the Registrant........................19

         Item 11. Executive Compensation....................................................19

         Item 12. Security Ownership of Certain Beneficial Owners and Management............19

         Item 13. Certain Relationships and Related Transactions............................19

PART IV  ...................................................................................19

         Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K.........19

SIGNATURES..................................................................................23


                                     PART I

When included in this annual report on Form 10-K or in documents incorporated herein by reference, the words, "expects," "intends", "anticipates," "projects," "believes", "estimates," and analogous expressions are intended to identify forward-looking statements. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from our expectations. Such risks and uncertainties include, among others, general economic and business conditions, drilling-related risks, changes in oil and gas exploration activity, competition, regulatory initiatives and compliance with governmental regulations, customer preferences and various other matters, many of which are beyond our control. These forward-looking statements speak only as of the date of this annual report on Form 10-K. Except as required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

Item 1. Business

General

Chiles Offshore LLC, the predecessor to Chiles Offshore Inc., was formed in August 1997 as a Delaware limited liability company, for the purpose of constructing, owning and operating ultra-premium jackup drilling rigs. In September 2000, in conjunction with our initial public offering of common stock (the "IPO"), Chiles Offshore LLC was converted into a corporation and renamed Chiles Offshore Inc. Unless the context otherwise requires, references herein to "Chiles Offshore," "our company," "we," "us," and "our," refer to Chiles Offshore Inc. or Chiles Offshore LLC, as applicable, and its wholly owned subsidiaries.

In 1997, we started construction of two ultra-premium jackup drilling rigs of the LeTourneau Super 116 design at AMFELS, Inc. ("AMFELS"), a shipyard located in Brownsville, Texas. The first rig, the Chiles Columbus, was delivered in May 1999, and the second rig, the Chiles Magellan, was delivered in October 1999. In addition, since April 2000, we have been operating a third such rig, the Tonala, under a bareboat charter with Perforadora Central S.A. de C.V. ("Perforadora Central"), a Mexican company. As a result, we currently operate three of the seven existing ultra-premium jackup drilling rigs in the world, all of which presently operate in the U.S. Gulf of Mexico. In July 2000, we entered into an agreement with Perforadora Central to acquire, through a series of transactions, all of the shares of capital stock of a newly formed entity that will own the Tonala in exchange for the issuance of 2,679,723 of our shares of common stock and our assumption of the remaining outstanding aggregate principal amount of long term debt incurred by Perforadora Central to construct the Tonala, which was approximately $64.6 million as of December 31, 2000. In November 2000, we amended this agreement and the bareboat charter for the Tonala. We expect the closing of the acquisition to take place during the second quarter of 2001. See the paragraph headed "Tonala Agreement" below.

In April 2000, we entered into an agreement with Keppel FELS Limited ("Keppel"), a Singapore company, to construct an ultra-premium jackup rig of the KFELS Mod V "B" design, the Chiles Discovery. We expect the Chiles Discovery to be delivered in Singapore and placed in operation during the second quarter of 2002. We estimate its construction to cost $110 million, exclusive of interest and other capitalized costs. In April 2000, we also entered into a master option agreement (the "Master Option Agreement") with Keppel and its wholly owned subsidiary AMFELS for the construction, at our option, of up to three additional rigs of the same design.

In September 2000, we completed our IPO through which we sold 8,970,000 shares of common stock and received approximately $157 million of net proceeds. After the IPO, there were 17,687,241 shares of common stock outstanding. We used approximately $99 million of the IPO proceeds to repurchase and retire substantially all of our outstanding senior notes with accrued interest and repaid approximately $7 million of the amounts outstanding under our prior bank credit facility with accrued interest. We have also used IPO proceeds to fund a portion of the costs required to further expand the rig fleet and for other general corporate purposes. Our shares are traded on the American Stock Exchange, commonly referred to as "AMEX," under the trading symbol "COD."

In October 2000, the Board of Directors authorized the repurchase of our common stock up to a total amount of $25 million and, during the fourth quarter of 2000, we repurchased, through open market transactions, 109,000 shares of our common stock for approximately $1.7 million.

In October 2000, we exercised the first of three options under the Master Option Agreement to construct the Chiles Galileo at AMFELS. We expect the Chiles
Galileo to be delivered during the third quarter of 2002 and estimate its construction will cost $112 million, exclusive of interest and other capitalized costs.

SEACOR SMIT Inc., the operator of the second largest fleet of offshore service vessels in the world and, prior to our IPO, a holder of a majority of our membership interests, now owns shares representing approximately 27% of our issued and outstanding common stock.

Drilling Operations

We intend to continue to focus on the ultra-premium jackup niche of the offshore drilling industry, a niche that is positioned between traditional jackup rigs and much more costly harsh environment jackup rigs. We intend to maximize the utilization of, and dayrates we receive for, our rigs by providing customers with significantly enhanced drilling flexibility and the ability to drill and complete a well faster at overall lower costs, while maintaining safe and environmentally sound operations. The key elements of our strategy are as follows:

     Own and Operate Ultra-Premium Jackup Rigs. We believe our ultra-premium jackup rigs can complete wells faster, more safely and more efficiently than more traditional jackups. We believe the dayrates generally charged for jackup rigs represent less than half of the total cost to our clients of drilling a well and that the more complicated and technically demanding the well, the lower the rig costs are in proportion to the total variable costs of drilling the well. Additional variable costs relate to independent service crews, supply boats, provisioning and related logistics, helicopter runs and other ancillary services, all of which must be provided for as long as the rig is in operation. Given the magnitude of these related costs, the significant reduction in completion times that our ultra-premium jackup rigs are capable of achieving can result in significant savings to our clients in terms of the total cost of completing a well. We believe that these savings enable us to price our services at a premium to those commanded by less advanced drilling rigs. In addition, ultra-premium jackup rigs can drill wells that other less technologically advanced jackup rigs are unable to drill, which broadens the market for our rigs.

     Increase the Size of Our Ultra-Premium Jackup Rig Fleet to Meet Demand Growth. We expect to expand our fleet prudently over time. We have entered into an agreement to acquire, through a series of transactions, all of the shares of capital stock of a newly formed entity that will own the Tonala. See the paragraph headed "Tonala Agreement" below. We have also entered into two contracts to construct the Chiles Discovery and the Chiles Galileo and we have options to order up to two additional rigs. We believe that the offshore drilling industry is in the early stage of growth in the demand for ultra-premium jackup rigs. We believe that we have been able to secure favorable construction contract terms by placing orders at a time when relatively few new rigs are being built.

     Focus Initially on the Natural Gas-Rich U.S. Gulf of Mexico. Industry analysts expect that demand for natural gas in the United States will continue to grow over the next several years. The U.S. Gulf of Mexico is expected to remain a major source for meeting this demand and we intend to initially focus our operations in that area. The U.S. Gulf of Mexico is the single largest market for jackup rigs in the world. The significant reserve potential and the presence of an established pipeline and production infrastructure in the U.S. Gulf of Mexico make it an attractive market for continued exploration and production activity. Depending on market conditions, however, we may market our rigs outside the U.S. Gulf of Mexico.

     Target Sophisticated Oil and Gas Operators. We seek to drill wells for major oil and gas companies and larger independent operators that we believe are willing to pay a premium dayrate for our rigs because they can satisfy more demanding productivity, environmental and safety requirements.

     Employ and Retain an Experienced Workforce. We seek to employ, retain and motivate experienced senior management and key employees to maximize the performance of our ultra-premium jackup rig fleet.

Overview of Our Industry

Demand for offshore drilling services is cyclical in nature and depends substantially on the condition of the oil and gas industry and its willingness to spend capital on the exploration for and production of oil and natural gas. The level of these capital expenditures is highly sensitive to existing oil and gas prices as well as price expectations among oil and gas operators. Increasing commodity prices generally result in increased oil and gas exploration and production, which translates into greater demand for offshore drilling services. Conversely, falling commodity prices generally result in reduced demand for those services. Historically, changes in budgets and activity levels by oil and gas exploration and production companies have lagged significant movements in oil and gas prices. In recent years, an increasing amount of exploration and production expenditures has been concentrated in deeper water requiring semisubmersible drilling rigs or drill ships. The trend is expected to continue and could result in a decline in demand for jack-up rigs. In addition, the allocation of exploration and production expenditures to on-shore prospects could effect the demand for such rigs.

Industry sources project domestic natural gas demand to grow significantly over the next several years. This demand is expected to come from continued growth in the U.S. economy plus new sources of demand such as newly constructed natural gas fired power generation plants. Despite this demand growth, domestic natural gas supply has declined due to accelerated depletion of reservoirs. This demand/supply imbalance has led to recent increases in natural gas prices. We believe that these higher prices and volume demand, if sustained, will stimulate significant natural gas drilling domestically, including in the U.S. Gulf of Mexico.

The financial results of the offshore drilling industry depend on the utilization levels and dayrates for rigs, which in turn are determined by the supply of available drilling rigs relative to demand. Periods of high demand, high utilization levels and high dayrates have been followed by periods of low demand, low utilization levels and low dayrates. In the early 1980s, in the aftermath of the second oil price shock, general expectations were that oil prices would rise substantially. This was the basis for the dramatic new building activity that followed, which resulted in the construction of 279 offshore mobile rigs between 1980 and 1983. Oversupply of rigs caused worldwide offshore rig utilization to decline rapidly thereafter and substantially depressed the offshore contract drilling market until the beginning of the 1990s. By the mid-1990s, the world's offshore drilling rig fleet had declined in size to the point at which low supply and high demand yielded higher utilization, and consequently higher dayrates.

In 1998, the decline in oil and natural gas prices resulted in a reduction by oil and gas operators of their capital expenditures and a significant decline in worldwide drilling activity. As a result, utilization levels and dayrates in the jackup market were significantly reduced in 1998 and 1999.

Oil prices began to recover in the second quarter of 1999 primarily because OPEC stabilized oil prices through voluntary production limits, which resulted in reduced oil inventories worldwide. Natural gas prices in North America also strengthened considerably over this same time as reduced drilling activity resulted in lower supply of natural gas. In response to higher commodity prices, operators increased their spending budgets for 2000. This has resulted in what we believe is the initial stage of a sustained improvement in the market for offshore drilling services.

As of December 31, 2000, the world's jackup rig fleet consisted of 390 rigs, which vary significantly in terms of technical specifications, water depth capability and age. A total of 117 of these rigs are premium jackup rigs. The average age of the world's jackup rig fleet is approximately 20 years with premium jackup rigs having an average age of approximately 19 years, which compares to an expected original useful life for such units of approximately 25 to 30 years. Other than our ultra-premium jackup rig under construction in Singapore, we believe there are currently only five other orders with shipyards around the world to construct new jackup rigs, all of which are significantly more expensive jackup rigs designed for work in "harsh environment" areas.

The following table describes the principal characteristics of the worldwide jackup rig fleet as of December 31, 2000:

                              Number of       New        Average   New Buildings
                                Rigs        Buildings      Age     as Percent of
Rig Class                     in class      in Class     (years)       Class
---------                     --------      --------     -------       -----

     Harsh environment .....     21            6           10           27%
     Ultra-premium .........      7            2           14           29%
     Premium ...............    117            0           19            0
     Commodity .............    245            0           21            0
                                ---          ---          ---          ---
          Total fleet ......    390            8           20            2%

Jackup Rigs

Jackup, or self-elevating, rigs are mobile drilling platforms equipped with legs that are lowered to the ocean floor until a foundation is established to support the drilling platform. Oil and gas operators use jackup rigs extensively for offshore drilling in water depths from 20 feet to 400 feet because they provide a stable drilling platform supported by fixed legs that are in firm contact with the bottom of the ocean and are relatively easy to move. Jackups can be designed to operate in a variety of marine environments ranging from relatively warm and tranquil regions to cold and harsh weather regions. Jackup rigs, however, cannot drill in deeper waters. Semi-submersible drilling rigs and drillships must be used to drill wells at water depths greater than 400 feet.

A jackup rig consists of the hull, jacking system, a drilling package, crew quarters, loading and unloading facilities, storage areas, heliport and other related equipment. The drilling package typically consists of a power plant, hoisting equipment for raising and lowering the drill bit and drill pipe, a rotary system that rotates the drill bit, mud pumps, and systems for controlling well pressure.

A jackup rig is towed to the drill site with its hull riding in the sea and its legs retracted. At the drill site, the legs are jacked down to the ocean floor until the hull has been elevated a sufficient distance above the water, generally at least 35 feet, to allow storm waves to pass beneath the hull. After completion of drilling operations, the hull is lowered until it rests in the water and then the legs are retracted for relocation to another drillsite. Depending on the condition of the ocean floor, the legs will penetrate a number of feet into the ocean floor, effectively reducing the water depth at which the rig can operate.

Several factors determine the type of rig most suitable for a particular project. The more significant factors are:

     o    the marine environment;
     o    water depth and seabed conditions at the proposed drilling location;
     o    whether the drilling is being done over a platform or other structure;
     o    the intended well depth;
     o    the requirement for the capacity to carry equipment and supplies; and
     o    well control requirements.

Considerable variation in utilization and dayrates often exists among different types of rigs, primarily as a function of their capabilities and location.

Water depth and the nature of the seabed at a particular drilling location dictate the appropriate rig-leg configuration of the jackup rig to be used. Some jackup rigs have a lower hull (mat) attached to the bottom of the rig legs, while others have independent legs. A mat-supported rig provides a stable foundation in flat soft-bottom areas in water depths of up to 250 feet, while independent-leg rigs are better suited for deeper water depths or uneven seabed conditions.

Jackup rigs can be generally characterized as either cantilevered jackup rigs or slot jackup rigs. A cantilevered jackup rig can extend its drill floor and derrick over an existing, fixed structure, thereby permitting the rig to drill or work over a well located on such a structure. Slot-design rigs are configured for drilling operations to take place through a slot in the hull. A slot design is appropriate for drilling exploratory wells in the absence of any existing permanent structure, such as a production platform, although some slot design rigs are capable of drilling over some small production platforms.

Jackup rigs vary a great deal in size and capability. Ultra-premium jackup rigs are independent-leg, cantilevered rigs capable of operating in water depths in excess of 350 and up to 400 feet. Ultra-premium jackup rigs also have enhanced cantilever reach and mud pump capacity. Mud pumps are large, heavy-duty pumps that circulate drilling fluid, or mud, from a pit located in the hull into and down the drill pipe to the drill bit and then back up the hole to the surface. The drilling fluid lubricates the drill bit and carries cuttings made by the drill bit to the surface, where the cuttings are screened from the drilling fluid. The clean drilling fluid is then returned to the pit and recirculated through the system. Generally, mud pumps installed on premium rigs produce 3,200, and in some cases, 4,800, horsepower of output capacity. Mud pumps on ultra-premium jackup rigs produce between 4,800 and 6,600 total hydraulic horsepower. Ultra-premium jackup rigs also have extended cantilever reach, which allows them to extend the drill floor 50 to 70 feet over an offshore production platform. Harsh environment jackup rigs differ from ultra-premium jackup rigs primarily in their ability to work in the harsh environments found in the North Sea and off of the eastern coast of Canada and are generally significantly more expensive to construct.

The following table compares the classifications of jackup rigs:

                               Maximum                               Mud Pump        Ability to Work
                             Leg Length         Cantilever Reach     Capacity           in Harsh
Jackup Rig Class              (in feet)           (in feet)       (in horsepower)     Environments
----------------              ---------           ---------       ---------------     ------------
Harsh environment .....         360-650               50-75       4,800-8,800             yes
Ultra-premium .........         477-544               50-70       4,800-6,600           limited
Premium ...............         411-477               30-50       3,200-4,800           limited
Commodity .............         170-411                0-50       2,000-3,200             no

Our Fleet

Our rigs are the newest ultra-premium jackup rigs in operation in the world and have capabilities that exceed those of existing ultra-premium jack-up rigs. The enhanced capabilities generally include:

               o    Increased engine horsepower;
               o    Increased hydraulic horsepower;
               o    Greater drilling fluid capacity;
               o    Enlarged mud handling and solids control system;
               o    Digital instrumentation;
               o    Large diameter dual pipe handling equipment; and
               o    More efficient well control equipment.

The following table summarizes the principal specifications of the ultra-premium jackup rigs we operate and those of our rigs under construction:

                          Chiles           Chiles                             Chiles          Chiles
                         Columbus         Magellan          Tonala          Discovery         Galileo
                         --------         --------          ------          ---------         -------
Design..............     LeTorneau       LeTorneau        LeTorneau           KFELS             KFELS
                         Super 116       Super 116        Super 116         Mod V "B"         Mod V "B"
Year built
(expected delivery).       1999             1999             2000           (Q2 2002)         (Q3 2002)
Location............   U.S. Gulf of     U.S. Gulf of     U.S. Gulf of       Singapore      Brownsville, TX
                          Mexico           Mexico           Mexico
Current Customer....      Apache           Shell           Chevron         Construction      Construction
Leg Length..........       511'             544'             477'              517'              517'
Cantilever reach....        70'             70'              65'               70'               70'
Mud pump (hp).......       6,600           6,600            6,600             6,600             6,600
Control systems.....      Digital         Digital           Analog           Digital           Digital

Rig Construction Contracts

In April 2000, we entered into an agreement with Keppel to build the Chiles Discovery for us. In October 2000, in connection with our exercise of our first option under the Master Option Agreement, we entered into an agreement with AMFELS to build the Chiles Galileo for us. We expect the Chiles Discovery and the Chiles Galileo to be delivered and placed in service in the second quarter of 2002 and the third quarter of 2002, respectively. We are currently marketing the Chiles Discovery for use in Austral-Asia after its completion, but do not currently have a contract in place.

The Chiles Discovery, the Chiles Galileo and the additional rigs that we may build under the Master Option Agreement described below will be KFELS Mod V "B" ultra-premium jackup rigs. These rigs have been designed to have somewhat higher capabilities than our current fleet. These rigs will also have greater load carrying capacity, which will allow them to operate for longer periods of time independent of shore supplies and to withstand more severe environmental forces. These new rigs are also designed to allow further significant upgrades of their load carrying capacity.

Under our contract with Keppel, Keppel is building the Chiles Discovery at its shipyard located in Jurong, Singapore. The Keppel shipyard is a worldwide leader in jackup drilling rig construction. Keppel introduced the KFELS Mod V. "B" ultra-premium jackup rig design and has built 26 jackup rigs since the 1970s. Under our contract with AMFELS, AMFELS is building the Chiles Galileo at its shipyard in Brownsville, Texas. AMFELS, originally built and operated by Marathon LeTourneau, Inc., has a long-term commitment to the offshore drilling industry and is the shipyard where we successfully built the Chiles Columbus and the Chiles Magellan, on time and on budget in 1999. The KFELS Mod V "B" is essentially a smaller version of a KFELS Mod V harsh environment jackup rig design.

Payment Terms. The shipyard contract price for the Chiles Discovery is approximately $75 million, exclusive of owner furnished equipment that we are required to provide and other costs including direct overhead, shipyard supervision and capitalized interest and related costs. The contract price for the rig is payable in six installments, five of which (80% of the contract price) are due prior to delivery.

The shipyard contract price for the Chiles Galileo is approximately $76 million, exclusive of owner furnished equipment that we are required to provide and other costs including direct overhead, shipyard supervision and capitalized interest and related costs. The contract price for the rig is payable in six installments, five of which (90% of the contract price) are due prior to delivery.

Delivery Dates. The original scheduled delivery dates for the Chiles Discovery and the Chiles Galileo under our agreements with Keppel and AMFELS are in February 2002 and August 2002, respectively, and, after final commissioning, we expect to place these rigs in service during the second and third quarters of 2002, respectively. The delivery dates under each of the contracts may be extended, without penalty to Keppel and AMFELS if we fail to timely deliver to them any equipment we are required to furnish or because of delays caused by any governmental agency or other events outside their control.

Liquidated Damages and Bonuses for Deviations in Variable Load Tolerance. If the variable load that each rig can carry does not meet the target load and Keppel or AMFELS, as applicable, cannot correct the deficiency, then they will pay us liquidated damages of up to $3 million. If the variable load tolerance falls below a minimum threshold, we will have the right, unless Keppel or AMFELS can make corrective modifications, to reject the rig, terminate the agreement and receive a refund of all progress payments already made plus 8% interest. If the load tolerance is in excess of an upper threshold, we will pay Keppel or AMFELS, as applicable, a bonus of up to a maximum of $3 million.

Risk of Loss; Keppel and AMFELS Insurance. Under both construction agreements, the risk of loss of each rig passes to us upon delivery and our acceptance of the rig. However, in the event of a total loss of the rig prior to delivery, the respective agreement will terminate and we will owe Keppel or AMFELS, as applicable, for that portion of the rig then constructed for which we have not made progress payments. Under the agreements, however, Keppel and AMFELS maintain builder's risk insurance which may offset any of these progress payments.

Keppel and AMFELS Warranties. For a period of twelve months following the date of delivery of the rig, each of Keppel and AMFELS warrants its workmanship and materials from material defects and systems it has designed, supplied and installed and that it will be in compliance with the rig construction agreement specifications. Each of Keppel and AMFELS will, at our choice, repair or replace the defective workmanship or components or reimburse us for the costs of such corrections. Equipment or other components of each rig sold to us pursuant to the rig construction agreements but not manufactured by Keppel or AMFELS are not covered by their respective warranties.

Master Option Agreement

In April 2000, we entered into a master option agreement (the "Master Option Agreement") with Keppel and its wholly owned subsidiary, AMFELS. Under the Master Option Agreement, we had the right to require Keppel or AMFELS to construct up to three additional KFELS Mod V "B" ultra-premium jackup drilling rigs.

Our Exercise of the First Rig Option--the Chiles Galileo. In October 2000, we exercised this option and, as of December 31, 2000, had used approximately $11 million of the net proceeds from the IPO toward the cost of the Chiles Galileo and plan to finance the balance with borrowings under a credit facility to be guaranteed by the U.S. Maritime Administration ("Marad") and cash from the operations of the Company. We are in the process of negotiating the definitive terms and conditions of this credit facility and expect to enter into definitive agreements during the second quarter of 2001. In connection with our exercise of this option, we secured a commitment from Marad for its guarantee of debt for the construction and term financing of the Chiles Galileo.

Second Rig Option. Since we exercised our first option, we now also have the right to require AMFELS or Keppel to construct a second ultra-premium jackup rig. If we exercise this second option by April 6, 2001, the shipyard construction price will be approximately $78 million, exclusive of equipment that we are required to provide and other costs including direct overhead, shipyard supervision and capitalized interest and related costs. If we exercise the option after April 6, 2001, the shipyard construction price may be adjusted for inflation if built in the United States or for U.S. dollar/Singapore dollar exchange rate fluctuation if built in Singapore. The rig will be deliverable no later than 22 months after the date we exercise the option, subject to available capacity in the shipyard that we select. Unless earlier terminated, the second option expires April 6, 2002.

Third Rig Option. If we exercise the second rig option, we will have the right to require AMFELS or Keppel to construct another rig. The purchase price under the third rig option will be the best price offered to any customer of the shipyard for a rig of equivalent specification at the time we exercise the option. That rig will be deliverable no later than 24 months after the date we exercise the option. Unless earlier terminated, this option expires January 6, 2003.

Tonala Agreement

On July 20, 2000, we entered into an agreement with Perforadora Central and related parties to acquire, through a series of transactions, all of the shares of capital stock of a newly formed entity that will own the Tonala (the "Tonala Agreement"), which we have operated under a bareboat charter since the completion of its construction and final commissioning in April 2000 (the "Tonala Bareboat Charter"). Under the terms of the Tonala Agreement and upon the closing of the acquisition, we will issue 2,679,723 shares of our common stock and assume the remaining outstanding aggregate principal amount of long term debt incurred by Perforadora Central to construct the Tonala, which was approximately $64.6 million as of December 31, 2000. Following the completion of the transaction (assuming no other issuance or repurchases of shares), we will have approximately 20,257,964 shares of common stock outstanding, of which Perforadora Central and its affiliates and stockholders will hold approximately 13%. The Tonala-related debt is guaranteed by Marad and bears interest at the rate of 5.6% per year until its final maturity in 2010. In October 2000, we received Marad's consent subject to customary conditions to the transaction and to our proposed assumption of such debt.

In November 2000, the Tonala Agreement and the Tonala Bareboat Charter were amended to contain provisions designed to adjust payments under the Tonala Bareboat Charter to the effect that, assuming the acquisition is consummated, we shall be treated from a commercial standpoint as if we owned the Tonala from July 20, 2000. Thus, we will be credited for cash flow received and charged for debt service payments made after July 20, 2000. As of December 31, 2000, we had cash restricted for operations and the debt service of the Tonala of $6.4 million. We expect to close the Tonala transaction in the second quarter of 2001.

Competition

The contract drilling industry is highly competitive. Customers generally award contracts on a competitive bid basis. Although a customer selecting a rig may consider, among other things, a contractor's safety record, operational capability, crew quality and quality of service and equipment, dayrates and the total cost to drill a well are the principal factors customers consider when selecting a drilling contractor. Therefore, more productive jackup rigs can receive higher dayrates if they can demonstrate an ability to lower total costs of drilling a well. Competition is usually restricted to a particular region although drilling rigs can be moved from one region to another in response to changes in market conditions. Such movement or a decrease in drilling activity in any major market could depress dayrates and could adversely affect the utilization of our rigs. In addition, multiple classes of rigs, including harsh environment, jackup rigs and semi-submersible rigs, may have the technical ability to compete for any given drilling opportunity, making bidding particularly competitive in periods of low utilization. Substantially all of our competitors are much larger and more established companies with greater financial resources. An improvement in the current prospects for jackup rigs could also lead to increased rig construction and rig upgrade programs by our competitors. A significant increase in the supply of jackup drilling rigs or other mobile offshore drilling units that compete with our rigs could decrease the dayrates we are able to charge for our rigs and their utilization levels.

Our Drilling Contracts

Our drilling contracts vary in their terms and provisions. We expect to obtain future contracts through competitive bidding, although we also are awarded drilling contracts without competitive bidding. Drilling contracts generally provide for a basic drilling rate on a fixed dayrate basis regardless of whether such drilling results in a successful well. Drilling contracts may provide for lower rates during periods when a rig cannot undertake drilling operations because it is being moved, or suffering equipment breakdowns, adverse weather conditions or other conditions beyond our control. Under dayrate contracts, we would generally expect to pay the operating expenses of the rig, including wages and the cost of incidental supplies. Our contracts may furthermore provide us with an incentive bonus based upon performance.

A dayrate drilling contract generally extends over a period of time covering either the drilling of a single well, a group of wells or a stated term. Contracts covering a single well or a group of separate wells are called well-to-well contracts and those for a stated term are called term contracts. In the U.S. Gulf of Mexico, well-to-well contracts are typically 30 to 90 days in duration, while term contracts generally cover a period of at least six months. Contracts also generally permit the customer to terminate the contract in the event the drilling unit is destroyed or lost or if drilling operations are suspended for a specified period of time as a result of a breakdown of major equipment or in some cases due to other events beyond the control of either party. In addition, contracts may permit the customer to terminate the contract early by giving notice and in some circumstances may require the customer to pay an early termination fee. A customer may in many instances extend the contract term by exercising options for the drilling of additional wells on predetermined or newly agreed terms, including dayrates to be paid. If a rig is not under contract, we will continue incurring the expense of maintaining that rig while awaiting the next contract and we may incur additional expenses if we decide to move the rig from a market with low demand to another market where we believe demand will be stronger.

Market demand for rigs and the management strategy of the offshore drilling contractor and its customers generally determine the duration of offshore drilling contracts. In periods of rising demand for offshore rigs, contractors typically prefer short-term contracts that give contractors the flexibility to profit from increasing dayrates. During these periods customers with reasonably definite drilling programs typically prefer longer term contracts to fix drilling prices at the lowest level possible. Conversely, in periods of decreasing demand for offshore rigs, contractors generally prefer longer term contracts to preserve dayrates at existing levels and ensure utilization. We intend to seek a reasonable balance of short- and long-term contracts to minimize the downside impact of a decline in the market while still taking advantage of increasing dayrates in a rising market.

The contract drilling industry is highly volatile and cyclical. During industry down cycles we compete more aggressively for contracts and we may have to accept liability and indemnity provisions that do not offer the same level of protection against potential losses that we may obtain during industry up cycles. During down cycles, we may feel compelled to enter into long-term contracts for our rigs with low dayrates, and then we would not be able to contract these rigs at higher dayrates if industry conditions improve during the term of the contracts. Both increased contractual liabilities and lower revenues would have an adverse effect on our consolidated financial condition, results of operations and cash flows.

We do not intend to enter into turnkey drilling contracts because of the higher levels of risk inherent in these arrangements. Under typical turnkey drilling arrangements, the drilling contractor does not receive progress payments and is entitled to be paid by the customer only upon successful completion of the drilling contract. For these reasons, the risk under turnkey drilling contracts is substantially greater than for wells drilled on a dayrate basis because the contractor must assume the risks associated with completing a well.

Customers

Our customers consist primarily of major international and large independent oil companies and their affiliates. Several major international oil companies have recently consolidated, and we are currently unable to predict the impact, if any, of this consolidation on our business. During the year ended December 31, 2000, Shell Offshore Inc. accounted for 32% of our consolidated revenues, Spirit Energy 76 accounted for 25% of our revenues, and Dominion Exploration and Production accounted for 16% of our revenues. For further information about the concentration of our customer base, see Note 7 of the notes to the consolidated financial statements included in this annual report on Form 10-K. We do not believe that under current industry conditions the loss of any of these customers would have a material adverse effect on our results of operations.

Governmental Regulation and Risks

Our operations are subject to a variety of federal, state and local environmental and safety laws and regulations which, among other things, limit discharge of certain materials into the environment and can require removal and cleanup operations. For example, we could become liable for damages and costs incurred in connection with oil spills. Environmental protection has become increasingly stringent in recent years, and certain laws impose "strict liability" rendering a company liable for environmental damage without regard to fault. Such environmental laws and regulations may expose us to liability for the conduct of or conditions caused by others, or for our acts that were in compliance with all applicable laws at the time such acts were performed. In addition, these laws and regulations can restrict access to certain areas, reducing potential sales of our service in the United States.

The primary federal environmental laws to which we are subject include:

     o    Federal Water Pollution Act of 1972;
     o    Oil Pollution Act of 1990;
     o    Outer Continental Shelf Lands Act;
     o    Clean Air Act;
     o    Resource Conservation and Recovery Act; and
     o Comprehensive Environmental Response, Compensation and Liability Act of 1980, as each has been amended.

The Federal Water Pollution Control Act of 1972, commonly called the Clean Water Act, prohibits the discharge of certain substances into the navigable U.S. waters without a permit. The regulations implementing the Clean Water Act require operators to obtain permits before beginning certain exploration or drilling activities. The Environmental Protection Agency periodically increases the restrictions on discharges, thereby increasing the costs of drilling operations. Violations of monitoring, reporting and permitting requirements can result in the imposition of civil and criminal penalties. Citizens' groups also can enforce the provisions of the Clean Water Act. This increases the likelihood of litigation. Many states have similar laws and regulations.

The Oil Pollution Act of 1990 ("OPA `90") and similar laws in Texas, Louisiana and other coastal states address oil spill prevention and control. These laws impose, with limited exceptions, joint and several liability upon each responsible party for oil removal costs and a variety of public and private damages. The owner or operator of a drilling vessel qualifies as a "responsible party" and could be held responsible for damages caused by all parties responsible for an oil spill. OPA `90 also imposes ongoing requirements, for demonstrating financial responsibility and for oil spill contingency planning. Civil or criminal enforcement actions can arise from failure to comply with such ongoing requirements.

The Outer Continental Shelf Lands Act ("OCLSA") authorizes regulations relating to safety and environmental protection related to oil and gas exploration and production operations on the outer continental shelf, which includes submerged lands subject to U.S. control and seaward of areas the states control. Specific design and operational standards may apply to vessels, rigs, platforms, vehicles and structures operating on the outer continental shelf. A violation of the standards issued pursuant to OCLSA can result in large civil and criminal penalties. It also could result in court injunctions curtailing operations and canceling leases. These liabilities can result from either governmental prosecution or citizen suits, increasing the potential for litigation under this law.

Our operations are subject to regulations under the Clean Air Act, air emission standards under the OCSLA, and, in certain areas, state air regulations. Air quality controls can affect offshore drilling operations by increasing operating costs, imposing capital expenditures, or limiting access to certain areas. The controls or limits arise from programs to protect air quality in certain pristine areas and to meet air quality standards in areas with unacceptable levels of air contaminants.

Our operations can and do involve the use of hazardous materials, such as fracturing fluids or acids. Use of some hazardous materials can generate waste that is subject to regulations under the Resource Conservation and Recovery Act ("RCRA") and comparable state regulation. Failure to comply with RCRA waste management standards can result in civil and criminal penalties. The Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") imposes reporting requirements for releases of hazardous substances, and joint and several liability for cleanup of certain areas containing hazardous substances. Some, but not all, materials we handle in our operations are exempt from RCRA hazardous waste requirements, such as drilling fluids, produced waters, and certain other wastes associated with exploration and drilling. In addition, CERCLA exempts crude oil and its fractions, and natural gas, from the definition of "hazardous substance." Elimination or modification of those exemptions could increase the costs of exploration and drilling operations as well as potential environmental liability.

Indemnification and Insurance

We emphasize ongoing safety and training programs and have installed significant safety equipment, all designed to promote a safe working environment. Nevertheless, our operations are subject to the many hazards inherent in the drilling business.

While we maintain broad insurance coverage, this insurance generally does not cover all types of losses, including war, internal disturbances, expropriation or nationalization. Losses and liabilities arising from uninsured or underinsured events would reduce our revenues and increase our costs. In addition, pollution and similar environmental risks generally are not fully insurable. As a result, although we believe our existing insurance coverage is consistent with industry practices, it may not protect us from all of our operational risk or against liability from all consequences of well disasters, maritime casualties or damage to the environment resulting from operations or hazardous waste disposal. Our insurance may not prove to be sufficient to protect us for the full market or replacement value of lost assets. We may be liable for oil spills, costs of controlling a wild well, well loss or damage and similar matters and not be indemnified by our customers or insured.

We believe our policy of purchasing insurance coverage is consistent with industry practice for the types, amounts and limits of insurance maintained. Occasionally, we review our coverage levels and adjust them commensurate with industry conditions and perceived rig values. However, we cannot assure you that the desired insurance coverage will continue to be available at rates considered reasonable or that the types of coverage we need will be available at any cost. In addition, because of the relatively small size of our fleet, an uninsured loss cold be much more detrimental to our operations and future prospects than it would be to one of our larger competitors with a larger fleet of rigs.

If we determine our insurance to be inadequate, uneconomic or unavailable, we all evaluate our exposure to uninsurable risks before participating in any projects. To the extent permitted by market conditions, we contract with our customers to provide us with indemnification or other protection against risks not generally covered by insurance and against losses in excess of applicable insurance limits. We generally have been able to obtain contractual indemnification from our customers which protects and indemnifies us to some degree from liability arising out of damages to customer property and injuries to specified personnel, reservoir, pollution and environmental damages and wild well control. However, we are not able to obtain this indemnification in all of our contracts.

Employees

As of February 28, 2001, we had approximately 270 employees. We consider our relationship with our employees to be good. None of our employees are covered by any collective bargaining agreement. During 1997, unemployment rates in the offshore contract drilling industry reached unusually low levels. If current trends continue, we may experience similar shortages and increased labor costs.

Item 2. Properties

We lease approximately 8,700 square feet of office space located at 11200 Richmond Avenue, Suite 490, Houston, Texas 77082.

Item 3. Legal Proceedings

In September 2000, we were served a legal action which was filed by an offshore worker employed by another drilling contractor on behalf of himself and those similarly situated, naming most of the offshore drilling contractors as defendants, including us. Filed in the U.S. District Court, Southern District, Galveston Division, the action seeks to have the court certify a nationwide class and to recover damages to be proved, as well as treble damages, attorney's fees, expenses, costs and other relief deemed appropriate, for alleged violations of federal and state antitrust laws and for engaging in alleged unfair trade practices by suppressing wages and benefits of offshore workers. We believe that we have valid defenses in this matter. We intend to defend our interest vigorously and do not believe, based on the information currently available, that the ultimate outcome of this action, if adversely determined, will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

We are also involved in various legal actions arising out of our ordinary course of business. We believe that none of these actions, if adversely determined, will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

There were no items submitted to a vote of our shareholders during the fourth quarter of our fiscal year ending December 31, 2000.

ITEM 4a. Executive Officers of the Registrant

Our executive officers serve at the pleasure of our Board of Directors. Below, is a list of the name, age and position held by each of our executive officers as of December 31, 2000.

Name                           Age    Title
----                           ---    -----
William Chiles............      52    President and Chief Executive Officer
Dick Fagerstal............      40    Senior  Vice  President, Chief Financial
                                      Officer and Secretary
Donald Gregg..............      62    Senior Vice President--Operations
                                      and Engineering
William Hopkins...........      59    Vice President--Human Resources
William Thorogood.........      56    Vice President--Controller
                                      and Assistant Secretary

William Chiles has served as our President, Chief Executive Officer and a Director since August 1997. In March 1997, Mr. Chiles and Donald Gregg led the formation of our predecessor. Mr. Chiles has extensive management experience in offshore drilling operations. From May 1996 until March 1997, he served as Senior Vice President--Drilling Operations of Cliffs Drilling Company, responsible for the operation of its worldwide fleet. From 1992 to May 1996, Mr. Chiles served as President and Chief Executive Officer of Southwestern Offshore Corporation, a company he founded in 1992 and whose drilling rigs and equipment were acquired by Cliffs Drilling Company in 1996. Mr. Chiles co-founded Chiles Offshore Corporation in 1987 and in 1977 he co-founded Chiles Drilling Company, each of which was an offshore contract drilling company.

Dick Fagerstal has served as our Senior Vice President and Chief Financial Officer since August 1997. Mr. Fagerstal has also served as our Secretary since February 1998. Mr. Fagerstal also serves as Vice President, Finance and Treasurer of SEACOR SMIT Inc. but devotes a substantial portion of his time to the financial affairs of our company. Until the end of July 1997 and for the previous 12 years, Mr. Fagerstal worked as a bank officer with Den norske Bank ASA, New York Branch. During the last seven years as a bank officer, Mr.
Fagerstal  had  primary   responsibility   for  offshore  and  shipping   client
relationships in the North American market covering many of the offshore drilling rig and offshore supply vessel companies.

Donald Gregg has served as our Senior Vice President--Operations and Engineering since August 1997. He joined with Mr. Chiles in the formation of our predecessor in March 1997. From May 1994 until March 1997, Mr. Gregg formed and served as the President of International Renovators, Inc., a company which provided technical assistance, engineering and regulatory consulting services to the offshore drilling industry. From October 1996 to March 1997, Mr. Gregg was an employee of Cliffs Drilling Company. From February 1992 to May 1994, Mr. Gregg held various positions at Chiles Drilling Company and its successors, including Vice President--Engineering, Vice President--Operations and Vice President--Marketing.

William Hopkins has served as our Vice President--Human Resources since November 1997. From March 1995 to October 1997, Mr. Hopkins served as an area executive and senior consultant for Right Management Consultants, an international human resources management consulting firm providing services to the contract drilling and other oilfield service industries. From April 1992 to February 1995, Mr. Hopkins served as a Director of Safety, Training and Environmental Management of Tidewater, Inc., a major oilfield service company.

William Thorogood has served as our Vice President--Controller since December 1997 and as Assistant Secretary since February 1998. From December 1993 until March 1997, Mr. Thorogood served as Vice President--Finance of Southwestern Offshore Corporation, whose drilling rigs and equipment were acquired by Cliffs Drilling Company in May 1996. Mr. Thorogood is a certified public accountant.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

On September 22, 2000, our common stock commenced trading on AMEX, under the symbol "COD." Set forth in the table below for the period presented are the high and low sales prices of our common stock:

        Fiscal Year Ending December 31, 2000          High            Low
        ------------------------------------          ----            ---

     Third Quarter (from September 22, 2000) ...    $21.7500        $19.2500
     Fourth Quarter ............................    $25.1250        $15.1875

     Fiscal Year Ending December 31, 2001
     First Quarter (through March 21, 2001) ....    $25.0625        $20.0000


Holders

The closing price of our common stock, as reported on the AMEX Composite Tape on March 21, 2001 was $20.87 per share. As of March 21, 2001, there were 111 holders of record of our shares of common stock.

Dividend Policy

Since our inception in 1997, we have not paid any dividends to our stockholders (or, prior to our becoming a corporation in September 2000, any distributions to our members) and it is our current intention to retain all cash generated from our operations or otherwise in our company to support our planned future growth and general corporate working capital needs. In addition, certain covenants in our credit facilities restrict our ability to pay dividends. Therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Report of Offering of Securities and Use of Proceeds Therefrom

Pursuant to Rule 463 and Item 701(f) of Regulation S-K promulgated under the Securities Act, the following information is provided in this annual report on Form 10-K

          (1) A registration statement on Form S-1 of Chiles Offshore Inc. (File No. 333-39418) (the "Registration Statement") was declared effective by the Securities and Exchange Commission September 18, 2000.

          (2)  The  IPO   contemplated  by  the  prospectus   contained  in  the
               Registration Statement was consummated on September 22, 2000.

          (3) The managing underwriters in the IPO were Credit Suisse First Boston Corporation and Salomon Smith Barney, Inc.

          (4)  The Registration Statement related to our shares of common stock.

          (5) The Registration Statement registered an aggregate of 8,970,000 shares of common stock; the aggregate gross offering price of the amount of shares registered and sold by our company was $170.4 million. 1,170,000 of such shares of common stock registered under the Registration Statement were the subject of an underwriters' over-allotment option that was exercised by the underwriters.

          (6) We had incurred estimated expenses (including underwriters' discount) of approximately $13.5 million in connection with the IPO, which included approximately $11.5 million in underwriters' discount and commission and approximately $2 million of other expenses (including filing fees related to the Registration Statement and the National Association of Securities Dealers, Inc. and accounting, legal, printing, engraving and miscellaneous expenses). None of such payments were made to any of our directors or officers, or any of their associates, nor to any affiliate or person owning 10 percent or more of our common stock, or any 10 percent security holder.

          (7) As of December 31, 2000, we have used approximately $99 million of the IPO proceeds to repurchase and retire substantially all of our outstanding senior notes with accrued interest. All of such proceeds to repurchase the senior notes were paid to SEACOR SMIT Inc., our largest stockholder, or to any entity through which SEACOR SMIT Inc. held an indirect economic interest in the senior notes. We repaid approximately $7 million of the amounts outstanding under our prior bank credit facility with accrued interest and used approximately $19 million in connection with the construction of our rigs. The remainder of the net proceeds of the IPO were being held in temporary investments for working capital and future construction costs.

Item 6. Selected Financial Data

The following selected financial data are derived from our consolidated financial statements as of and for the periods presented. The selected financial data below should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements (including the Notes thereto) included elsewhere in this annual report on Form 10-K.

                              CHILES OFFSHORE INC.
              (in thousands, except per share and operational data)

                                                                                                                 For the
                                                                                                                Period from
                                                                                                                 Inception
                                                                                                                 (August 5,
                                                                                                                  1997) to
                                                                      Years Ended December 31,                   December 31,
                                                       ----------------------------------------------------------------------
                                                          2000                1999                1998               1997
                                                          ----                ----                ----               ----
Statement of Operations Data:
Revenues ............................................  $56,006              $ 8,596              $    --             $    --
Rig operating expenses ..............................  $18,538              $ 5,377              $    --             $    --
Charter expense .....................................  $ 6,677              $    --              $    --             $    --
General and administrative expenses .................  $ 2,853              $ 1,326              $   767             $   376
Depreciation and amortization .......................  $ 7,176              $ 2,478              $    56             $     6
Operating income (Loss) .............................  $20,762              $  (585)             $  (823)            $  (382)
Interest expense, net of capitalized interest .......  $ 8,008              $ 3,764              $ 2,387             $    --
Interest income and gain from investments ...........  $ 1,224              $   874              $ 3,383             $    73
Extraordinary loss on extinguishment
     of debt, net of tax ............................  $ 1,820              $   488              $    --             $    --
Provision for income taxes ..........................  $29,881              $    --              $    --             $    --
Net income (loss) ...................................  $(17,723)            $(3,963)             $   173             $  (309)
Income (loss) per common share
before extraordinary item-(1)
     Basic ..........................................  $ (1.55)             $ (0.68)             $  0.03             $ (0.09)
     Diluted ........................................  $ (1.55)             $ (0.68)             $  0.03             $ (0.09)
Net income (loss) per common share-(1)
     Basic ..........................................  $ (1.73)             $ (0.77)             $  0.03             $ (0.09)
     Diluted ........................................  $ (1.73)             $ (0.77)             $  0.03             $ (0.09)
Weighted average common shares - Basic ..............   10,253                5,116                5,014               3,637
Weighted average common shares - Diluted ............   10,253                5,116                5,014               3,637

Statement of Cash Flows Data:
Cash flows provided by (used in):
    Operating activities ............................  $25,716              $ 1,929              $   925             $ 3,571
    Investing activities ............................  $(50,198)            $(82,138)            $(76,552)           $(5,215)
    Financing activities ............................  $74,118              $21,947              $105,500            $33,985
EBITDA(2) ...........................................  $27,938              $ 1,893              $  (767)            $  (376)

Balance Sheet Data (at end of period):
Working capital .....................................  $39,314              $(3,731)             $ 9,677             $28,401
Property and equipment, net .........................  $234,719             $191,697             $111,725            $35,020
Total assets ........................................  $300,055             $203,246             $178,433            $67,398
Total debt ..........................................  $    --              $117,000             $110,000            $    --
Stockholders' equity ................................  $247,849             $74,578              $63,595             $63,422

Operational Data: (unaudited)
Average rig utilization(3) ..........................    100.0%                99.8%                 n/a                 n/a
Average daily revenue(4) ............................  $56,230              $33,598                  n/a                 n/a
Number of rigs operated (end of year) ...............        3                    2                    0                   0
Number of employees (end of year) ...................      264                  202                   53                   6

(1) Earning (loss) per common share has been calculated for years prior to 2000 by converting the membership interests of the members of Chiles Offshore LLC at the rate of approximately 87,172 shares of our common stock for each 1% membership interest then outstanding.

(2) EBITDA consists of income prior to interest income and gains from investments, interest expense, income taxes, depreciation, amortization and extraordinary items. However, we were not subject to U.S. corporate income taxes prior to September 22, 2000, because as a limited liability company, we were treated as a partnership for tax purposes, and such taxes were liabilities of the individual equity members. EBITDA is not intended to represent cash flows from operations, as defined by generally accepted accounting principles, and should not be considered as an alternative to net income as an indicator of our operating performance or to cash flows from operations as a measure of liquidity. EBITDA is provided because we understand that such information is used by certain investors when analyzing our financial condition and performance.

(3) The average rig utilization for a period is the ratio of days in the period during which the rigs were under contract to the total days in the period during which the rigs were available to work.

(4) Based on rigs under operation, including where applicable, the Tonala. The average daily revenue is computed by dividing revenues from drilling contracts and mobilization by the number of days under contract.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion should be read together with our consolidated financial statements (including the notes thereto) included elsewhere in this annual report on Form 10-K.

Introduction

We were formed in August 1997 as Chiles Offshore LLC for the purpose of constructing, owning and operating a fleet of ultra-premium offshore jackup drilling rigs. We converted into a Delaware corporation in conjunction with our IPO in September 2000. In 1997, we ordered two ultra-premium jackup drilling rigs, the Chiles Columbus and the Chiles Magellan. We took delivery of the Chiles Columbus in May 1999 and the Chiles Magellan in October 1999. We have also bareboat chartered and operated the rig Tonala since its delivery and final commissioning in April 2000. Accordingly, we now operate two owned rigs and one chartered rig. We typically operate our rigs on well-to-well contracts that last approximately 30 to 90 days. Presently, all of our rigs are contracted and operating in the U.S. Gulf of Mexico.

The number of rigs we operate is a function of rigs delivered to service through our capital expenditure program, and rigs placed in operation under charter. We have two rigs under construction, one in Singapore, which is expected to be completed during the second quarter 2002, and one in Texas, which is expected to be completed during the third quarter of 2002.

Results of Operations

Revenue. We derive our revenue primarily from drilling contracts to drill wells for oil and gas operators. These drilling contracts typically provide for base dayrates, which may be subject to adjustments based on performance incentives. Fees and expenses for transporting our rigs between sites are included in revenues and expenses. For 2000, the utilization was 100% for our rigs and the effective average dayrate was $56,230. During the available operating days in 1999, our rigs earned an effective average dayrate of $33,598 and achieved 99.8% utilization. In calculating our effective average dayrates, we divide the revenues earned by our rigs during the period by the number of days in the period, including any days the rigs are not working. In addition, our effective average dayrates include any bonus which may be triggered by achieving performance and safety targets in some of our contracts and mobilization revenue.

Rig operating expenses. Rig operating expenses primarily consist of crew costs, insurance, repair and maintenance and other related costs.

General  and  administrative  expenses.   General  and  administrative  expenses
primarily consist of corporate management, administration, marketing, finance and legal expenses.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Revenues. Revenues for 2000 increased approximately $47.4 million, compared to 1999, as the number of rigs operating increased and the effective average dayrate increased by $22,632. The Chiles Columbus commenced operations in June 1999, the Chiles Magellan commenced operations in November 1999 and the Tonala commenced operations in April 2000.

Rig operating expenses. Rig operating expenses for 2000 increased approximately $13.2 million, compared to 1999, as the number of rigs operated and available rig operating days increased.

Charter expense. Charter expense of approximately $6.6 million for 2000 was initiated for the Tonala in April 2000 and there was no charter expense in 1999.

General and administrative expenses. General and administrative expenses for 2000 increased approximately $1.6 million compared to 1999 as marketing and other administrative expenses increased with the delivery and operation of the rigs.

Interest expense. Interest expense for 2000 increased approximately $4.2 million compared to 1999, as capitalized interest in 2000 was $7.4 million less than capitalized interest for 1999.

Income taxes. Income tax expense for 2000 increased approximately $29.9 million compared to 1999 due to the limited liability company status being terminated upon our IPO. Prior to September 22, 2000, we were not subject to federal and state income taxes.

Extraordinary loss. The Company incurred an extraordinary loss of approximately $1.8 million, net of tax benefit, and $0.5 million due to the early extinguishment of certain debt obligations for the periods ending December 31, 2000 and 1999, respectively. Such losses consisted of the write off of related deferred debt issuance costs.

Depreciation and amortization expense. Depreciation expense for 2000 increased approximately $4.7 million as compared to 1999, as the number of rig operating days increased in the year 2000 over the prior year.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Revenues. Revenues for 1999 were $8.6 million. We had no revenues for 1998. The Chiles Columbus commenced operations in June 1999 and the Chiles Magellan commenced operations in November 1999. Prior to placing these rigs into service, we had no revenues. The operating loss for 1999 decreased approximately $0.2 million compared to 1998, as operation of the rigs provided revenues that were greater than rig operating expenses, but not sufficient to cover all operating expenses.

General and administrative expenses. General and administrative expenses for 1999 increased approximately $0.6 million compared to 1998, as marketing and other administrative expenses increased with the delivery of the rigs.

Interest expense. Interest expense for 1999 increased approximately $1.4 million compared to 1998, as our rigs came into service in 1999 and we no longer capitalized our interest expense.

Depreciation and amortization expense. Depreciation expense for 1999 increased approximately $2.4 million, compared to 1998 as a result of commencing operation of the rigs.

In the fourth quarter of 1999, we incurred an extraordinary loss of approximately $0.5 million due to the early repayment and retirement of $15 million of our senior notes. This loss consisted of the write off of related deferred debt issuance costs.

Liquidity and Capital Resources

General. Our ongoing liquidity requirements arise primarily from our need to service debt, provide working capital and construct and acquire rigs and equipment. Since our inception, we have been managing the construction of rigs and operating rigs using cash generated by private placements of equity, the issuance of our senior notes, borrowings under our credit facilities, the IPO and cash from operations. If we exercise additional options under the Master Option Agreement, we may require additional financing in the future to fund the option rig construction program.

As of December 31, 2000, we had unrestricted cash and cash equivalents of $47.1 million, cash and cash equivalents, restricted for the operations of the Tonala of $6.4 million, working capital of $39.3 million and no borrowings under our credit facilities.

Cash flows from operations. Net cash provided by operating activities was $25.7 million for 2000 compared to $1.9 million and $0.9 million for 1999 and 1998, respectively. The increase in 2000 compared to prior years was due to a greater number of rigs operating at higher dayrates than in prior years.

Investing and financing activities. Net cash used in investing activities was $50.2 million for 2000 compared to $82.1 million for 1999 and $76.6 million for 1998. Capital expenditures for 1999 and 1998 were related to the construction of the Chiles Columbus and the Chiles Magellan. Capital expenditures for 2000 were related to the construction of the Chiles Discovery and the Chiles Galileo.

In April 2000, we entered into an agreement with Keppel for construction of the Chiles Discovery at a cost estimated to be $110 million, excluding interest and other capitalized costs. As of December 31, 2000, we had funded $23.7 million of construction costs for the Chiles Discovery and had approximately $74.8 million of purchase commitments remaining. We expect to finance such commitments through the Discovery Facility described under "Credit Facilities" below.

In October 2000, we exercised our first of three options under our Master Option Agreement and we entered into an agreement with AMFELS for construction of the Chiles Galileo at a cost estimated to be $112 million, excluding interest and other capitalized costs. We have used proceeds of the IPO and expect to use cash from operations, and funds available under a proposed credit facility, which will be guaranteed by Marad (the "Galileo Facility"), to fund the construction of the rig. We are in the process of negotiating the definitive terms and conditions of the Galileo Facility and expect to enter into definitive agreements during the second quarter of 2001. As of December 31, 2000, we had funded $11.4 million in construction in progress for the Chiles Galileo and had accrued construction in progress of $11.3 million, which was included in accounts payable. As of December 31, 2000, approximately $77.3 million of purchase commitments were remaining.

Because our rigs are new, we do not expect to incur material additional capital expenditures in the foreseeable future, unless a customer makes specific
requests  for  modifications  in  connection  with  a  drilling  contract.   Any
unanticipated capital expenditures could materially adversely affect our cash position in the period we incur such expenditures.

Net cash provided by financing activities was $74.1 million for 2000 compared to $21.9 million for 1999 and $105.5 million for 1998. The increase in 2000 as compared to 1999 was due to net proceeds of $32.8 million from capital contributions received in May, 2000 and net proceeds of approximately $157 million from our IPO. In conjunction with the IPO, the membership interests of Chiles Offshore LLC were converted into shares of common stock resulting in 17,687,241 shares of common stock outstanding. As of December 31, 2000, we used approximately $99 million of the IPO proceeds to repurchase and retire substantially all of our outstanding senior notes with accrued interest and repaid approximately $7 million of the amounts outstanding under our prior bank credit facility with accrued interest. We have used IPO proceeds to fund a portion of the costs required to further expand the rig fleet, as described above, and for other general corporate purposes. In addition, in September 2000 we received $3 million from the exercise of certain rights to acquire equity interests in the Company. In October 2000, the Board of Directors authorized the repurchase of our common stock up to a total amount of $25 million and in the fourth quarter of 2000 we repurchased, through open market transactions, 109,000 shares of our common stock for approximately $1.7 million. The decrease in net cash in 1999 as compared to 1998 was primarily due to proceeds received from our senior notes offering of $105.5 million during 1998.

Credit facilities. In December 2000, we entered into a $120 million credit facility (the "Bank Facility"), which was provided by Fortis Capital Corporation, Nedship Bank N.V. and Den norske Bank ASA. The Bank Facility provides for a $120 million senior secured reducing revolving credit facility maturing on December 7, 2007, of which $80 million is currently available. The balance is available, subject to us providing the lenders with additional collateral. Borrowings under the Bank Facility are available for general corporate purposes and may be repaid and reborrowed during their term and bear interest at a per annum rate equal to LIBOR plus a margin ranging from 1.5% to 2.0%. We are required to pay a commitment fee equal to 0.7% per annum, payable quarterly in arrears, on the undrawn amount. The Bank Facility is guaranteed by two of our wholly owned subsidiaries (the "Guarantors"), which are owners of the Chiles Magellan and Chiles Columbus. These guarantees are secured by first priority mortgages on the two rigs, assignments of earnings of these rigs (which we may continue to collect unless an event of default occurs) and assignments of insurances. The Bank Facility contains customary affirmative covenants, representations and warranties and certain negative covenants including prohibitions against certain liens; material changes in the nature of our business; sale or pledge of any Guarantor's membership interests; sale or disposition of any of the two mortgaged rigs or other substantial assets; consolidations or mergers and restricting our ability to pay dividends. The Bank Facility further requires that we prevent the Guarantors from making certain loans and advances, except in the normal course of business or to certain affiliates. On December 31, 2000, there were no outstanding borrowings under the Bank Facility.

In connection with our order for the Chiles Discovery being built by Keppel at its yard in Singapore, we secured an $82 million construction financing from a non-US lender, which is an affiliate of Keppel (the "Discovery Facility"). This financing is recourse only to the Chiles Discovery and any other assets owned by the subsidiary owning the rig. The Discovery Facility provides for an interest rate equal to LIBOR plus 2% on a $75 million term loan due upon the earlier of 22 months from our first borrowing or delivery of the rig and LIBOR plus 3% on a $7 million revolving loan available to pay interest on the term loan. We are, furthermore, able to extend the entire Discovery Facility for an additional eighteen months from delivery of the Chiles Discovery, at a fixed rate to be determined at that time based on a bank cost of funds rate plus 3%. As of December 31, 2000 there were no outstanding borrowings under the Discovery Facility.

As part of the expected closing of the Tonala transaction, (see Item 1. "Business - Tonala Agreement"), we will issue 2,679,723 shares of common stock and assume the then outstanding aggregate principal amount of debt incurred to construct the Tonala, which was approximately $64.6 million as of December 31, 2000 (the "Tonala Facility"). The Tonala Facility is guaranteed by Marad and bears interest at the rate of 5.6% per year until its final maturity in 2010. Semi-annual payments of principal amounts of $2.9 million and accrued interest are due on each July 15 and January 15. As this facility presently bears interest at a rate that is below current market rates, we expect to record the same at a discount to its face value on our books. In November 2000, pursuant to the amendments to the Tonala Agreement and the Tonala Bareboat Charter, we agreed with Perforadora Central to simplify the commercial payment arrangements by providing that, if the transaction is consummated, we will be treated from a commercial standpoint as if we owned the Tonala from July 20, 2000 and we have agreed to advance all regularly scheduled payments of debt service as the same becomes due and payable to Marad for the indebtedness relating to the Tonala until the closing. As of December 31, 2000, we had cash restricted for operations and debt service payments of the Tonala of $6.4 million. We expect to close the Tonala transaction in the second quarter of 2001.

In October 2000, in connection with our exercise of the first option rig, the Chiles Galileo, under the Master Option Agreement, we secured a commitment from Marad for a guarantee of debt for the construction and term financing of the Chiles Galileo under the proposed Galileo Facility. As currently being proposed, the Galileo Facility calls for construction financing for two years and term financing for up to 18 years after delivery. We are in the process of negotiating the definitive terms and conditions of this facility and expect to enter into definitive agreements during the second quarter of 2001.

In connection with securing a commitment from Marad for the Galileo Facility, we received an additional open commitment for up to $83 million of Marad guarantees should we exercise our second option to build a rig under the Master Option Agreement. This commitment will expire in October 2001.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." As amended by SFAS No. 137, SFAS No. 133 is effective for all fiscal years beginning after June 15, 2000. This statement established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. We will adopt SFAS No. 133 effective January 1, 2001, and expect the statement's impact on our financial statements to be immaterial.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements", which provides the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The implementation of SAB 101 in the fourth quarter of 2000 did not have a material effect on our results of operation, financial condition or cash flows.

In September 2000, the Financial Accounting Standard Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosure relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This statement established accounting and reporting standards for securitization and other transfers of financial assets and collateral. We adopted the portion of SFAS No. 140 effective December 15, 2000 for the year ending December 31, 2000, and will adopt the remaining provisions of SFAS No. 140 effective March 31, 2001. We believe this statement's impact on our financial statements to be immaterial.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in interest rates with respect to our various credit facilities, if and when they are drawn upon. We are also exposed to changes in the prices of oil and natural gas. The offshore contract drilling industry is dependent upon the exploration and production programs of oil and gas companies, which in turn are influenced by the price of oil and natural gas.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and related notes commence on page 25 of this annual report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

As permitted by General Instruction G. to this Form 10-K, other than information with respect to our executive officers which is set forth in Item 4a of Part I of this Form 10-K, the information required to be disclosed pursuant to this
Item 10 is incorporated in its entirety herein by reference to our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

Item 11. Executive Compensation

As permitted by General Instruction G. to this Form 10-K, the information required to be disclosed pursuant to this Item 11 is incorporated in its entirety herein by reference to our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

As permitted by General Instruction G. to this Form 10-K, the information required to be disclosed pursuant to this Item 12 is incorporated in its entirety herein by reference to our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 13. Certain Relationships and Related Transactions

As permitted by General Instruction G. to this Form 10-K, the information required to be disclosed pursuant to this Item 13 is incorporated in its entirety herein by reference to our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

                                    PART IV

Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a)  Index to financial Statements, Financial Statement Schedules and Exhibits

     (1)  Financial Statements

          See Index to Consolidated Financial Statements on page 25 of this annual report on Form 10-K.

     (2)  Financial Statement Schedules

          No schedules have been included herein because the information required to be submitted has been included in the Consolidated Financial Statements or the notes thereto, or the required information is inapplicable.

     (3)  Exhibit Index

Exhibit No.                              Description
----------                               -----------

3.1*           Second  Amended  and  Restated  Operating   Agreement  of  Chiles
               Offshore,  LLC, dated as of May 1, 2000  (incorporated  herein by reference  to exhibit 3.1 to the  Registration  Statement on Form
               S-1 (No. 333-39418) filed with the Commission on June 15, 2000).
3.2*           Amendment,  dated as of June 14,  2000,  to  Second  Amended  and
               Restated Operating Agreement of Chiles Offshore LLC (incorporated herein by reference to exhibit 3.2 to the Registration  Statement on Form S-1 (No. 333-39418) filed with the Commission on June 15,
               2000).
3.3*           Form of  Certificate  of  Incorporation  of Chiles  Offshore Inc.
               (incorporated herein by reference to exhibit 3.3 to Amendment No.
               2 to the Registration Statement on Form S-1 (No. 333-39418) filed with the Commission on July 24, 2000).
3.4*           Form of Bylaws of Chiles  Offshore Inc.  (incorporated  herein by reference to exhibit 3.4 to Amendment  No. 3 to the  Registration
               Statement on Form S-1 (No.  333-39418)  filed with the Commission on August 11, 2000).
3.5*           Certificate of Formation of Chiles Offshore LLC, dated as of July
               31,  1997  (incorporated  herein by  reference  to exhibit 3.5 to
               Amendment  No. 1 to the  Registration  Statement on Form S-1 (No.
               333-39418) filed with the Commission on July 7, 2000).
3.6*           Form  of  Certificate  of  Conversion   (incorporated  herein  by
               reference to exhibit 3.6 to Amendment  No. 3 of the  Registration
               Statement on Form S-1 (No.  333-39418)  filed with the Commission on August 11, 2000).
4.1*           Form of Specimen  Certificate for Common Stock of Chiles Offshore
               Inc.   (incorporated  herein  by  reference  to  exhibit  4.1  to
               Amendment  No. 2 to the  Registration  Statement on Form S-1 (No.
               333-39418) filed with the Commission on July 24, 2000).
10.1*          Platform  Construction  Agreement,  dated  April 6, 2000,  by and between  Keppel FELS Limited and Chiles  Offshore LLC relating to the Chiles Discovery (incorporated herein by reference to exhibit
               10.1 to the  Registration  Statement on Form S-1 (No.  333-39418)
               filed with the Commission on June 15, 2000).
10.2+          Platform  Construction  Agreement,  dated  April 6, 2000,  by and between  Amfels,  Inc.  and Chiles  Offshore  LLC  related to the
               Chiles  Galileo,  including  the Letter   regarding   Platform
               Construction  Agreement,   dated  October  3,  2000  and  related
               material.
10.3*          Master Option Agreement, dated April 6, 2000, by and among Chiles
               Offshore LLC, Keppel FELS Limited and Amfels, Inc.  (incorporated herein by reference to exhibit 10.3 to the Registration Statement on Form S-1 (No. 333-39418) filed with the Commission on June 15,
               2000).
10.4*          Bareboat  Charter  Agreement,  dated  November 30, 1999,  between
               Chiles  Offshore  LLC  and  Perforadora  Central,  S.A.  de  C.V.
               (incorporated   herein  by  reference  to  exhibit  10.4  to  the
               Registration Statement on Form S-1 (No. 333-39418) filed with the
               Commission on June 15, 2000).
10.5*          Commission  Agreement,   dated  April  1,  2000,  between  Bassoe
               Offshore (USA), Inc. and Chiles Offshore LLC (incorporated herein by  reference to exhibit  10.5 to the  Registration  Statement on
               Form S-1 (No.  333-39418)  filed with the  Commission on June 15,
               2000).
10.6*          Commission Agreement,  dated April 1, 2000, among Bassoe Offshore
               (USA),   Inc.,   SEACOR  SMIT  Inc.   and  Chiles   Offshore  LLC
               (incorporated   herein  by  reference  to  exhibit  10.6  to  the
               Registration Statement on Form S-1 (No. 333-39418) filed with the
               Commission on June 15, 2000).
10.7*          Amended  and  Restated  Management  and  Administrative  Services
               Agreement,  dated as of July 18, 2000, by and between SEACOR SMIT
               Inc. and Chiles Offshore LLC (incorporated herein by reference to exhibit 10.7 to Amendment No. 2 to the Registration  Statement on
               Form S-1 (No.  333-39418)  filed with the  Commission on July 24,
               2000).
10.8*, **      Employment  Agreement,  dated  November  1, 1997,  by and between
               William E. Chiles and Chiles Offshore LLC (incorporated herein by reference to exhibit 10.8 to the  Registration  Statement on Form
               S-1 (No. 333-39418) filed with the Commission on June 15, 2000).
10.9*, **      Extension of Term under Employment  Agreement,  dated November 1,
               1997,   between  Chiles   Offshore  LLC  and  William  E.  Chiles
               (incorporated   herein  by  reference  to  exhibit  10.9  to  the
               Registration Statement on Form S-1 (No. 333-39418) filed with the
               Commission on June 15, 2000).
10.10*, **     2000 Stock  Option  Plan  (incorporated  herein by  reference  to exhibit 10.10 to Amendment No. 2 to the Registration Statement on
               Form S-1 (No.  333-39418)  filed with the  Commission on July 24,
               2000).
10.11*, **     Severance Benefits  Agreement,  dated June 12, 2000, among Chiles
               Offshore LLC and Gabriel Padilla,  William H. Hopkins, William A.
               Thorogood, Donald B. Gregg and George Bruce Brumley (incorporated
               herein  by  reference  to  exhibit  10.11  to  the   Registration
               Statement on Form S-1 (No. 333-39418) filed with the Commission on June 15, 2000).

10.12*         Platform  Construction  Agreement,  dated April 30, 1997, between
               Chiles  Offshore  Inc. and AMFELS,  Inc.,  relating to the Chiles
               Columbus  (incorporated  herein by reference to exhibit  10.12 to the Registration Statement on Form S-1 (No. 333-39418) filed with the Commission on June 15, 2000).
10.13*         Assignment and Assumption and Consent to Assignment,  dated as of
               August 5, 1997,  among Chiles  Offshore LLC, COI, LLC and AMFELS,
               Inc.  (incorporated  herein by reference to exhibit  10.13 to the
               Registration Statement on Form S-1 (No. 333-39418) filed with the
               Commission on June 15, 2000).
10.14*         Platform  Construction  Agreement,  dated August 5, 1997, between
               Chiles  Offshore  LLC and  AMFELS,  Inc.  relating  to the Chiles
               Magellan  (incorporated  herein by reference to exhibit  10.14 to the Registration Statement on Form S-1 (No. 333-39418) filed with the Commission on June 15, 2000).
10.15*         Assignment,  Assumption,  Acknowledgement  and Consent Agreement,
               dated as of April 23, 1998, among Chiles Offshore LLC, the Owners and AMFELS,  Inc.  (incorporated  herein by  reference to exhibit
               10.15 to the Registration  Statement on Form S-1 (No.  333-39418)
               filed with the Commission on June 15, 2000).
10.16*         Registration  Rights  Agreement,  dated as of June 15, 2000 among
               Chiles  Offshore LLC and the Holders named therein  (incorporated herein by  reference to exhibit  10.16 to Amendment  No. 2 to the
               Registration Statement on Form S-1 (No. 333-39418) filed with the
               Commission on July 24, 2000).
10.17*         Credit Agreement, dated as of April 29, 1998, by and among Chiles
               Offshore LLC, Netherlandse Scheopshypotheek Bank N.V. ("Nedship")
               and MeesPierson Capital Corp.  ("MeesPierson"),  as co-arrangers, the banks and financial  institutions named therein,  Nedship, as documentation  agent and security  trustee,  and MeesPierson,  as administrative  agent and paying  agent  (incorporated  herein by reference to exhibit 10.17 to the Registration  Statement on Form
               S-1 (No. 333-39418) filed with the Commission on June 15, 2000).
10.18*         Amendment  No. 1,  dated  December  9, 1999 to Credit  Agreement, dated as of April 29,  1998 by and  among  Chiles  Offshore  LLC,
               Nedship and MeesPierson, as co-arrangers, the banks and financial institutions named therein,  Nedship,  as documentation agent and security trustee,  and Mees Pierson, as administrative  agent and paying agent  (incorporated  herein by reference to exhibit 10.18 to the Registration  Statement on Form S-1 (No.  333-39418) filed with the Commission on June 15, 2000).
10.19*         Letter Agreement,  dated August 5, 1997,  between Chiles Offshore
               LLC  and  Bassoe  Rig  Partners  Ltd.   (incorporated  herein  by
               reference to exhibit 10.19 to the Registration  Statement on Form
               S-1 (No. 333-39418) filed with the Commission on June 15, 2000).
10.20*         Commitment  Letter,  dated April 4, 2000,  by Keppel  TatLee Bank
               (incorporated  herein by reference to exhibit  10.20 to Amendment
               No. 1 to the Registration  Statement on Form S-1 (No.  333-39418)
               filed with the Commission on July 7, 2000).
10.21*         Agreement  with Respect to  Ownership of the Tonala,  dated as of
               July 20, 2000, by and between  Chiles  Offshore LLC,  Perforadora
               Central, S.A. de C.V., Grupo Industrial Atlantida,  S.A. de C.V.,
               Patricio  Alvarez  Morphy,  Javier Alvarez  Morphy,  Luis Alvarez
               Morphy  and  Enrique  Chaves  Quintana  (incorporated  herein  by reference to exhibit 10.22 to Amendment No. 2 to the Registration
               Statement on Form S-1 (No.  333-39418)  filed with the Commission on July 24, 2000).
10.22*         Amendment  No. 1 to the Chiles  Offshore  Inc.  2000 Stock Option
               Plan  (incorporated  herein by  reference  to exhibit 10.1 to the
               Quarterly  Report  on Form  10-Q for the  fiscal  quarter  ending
               September  30, 2000 filed with the  Commission  on  November  14,
               2000).
10.23*         Amendment to Bareboat Charter,  dated November 10, 2000,  between
               Chiles  Offshore  Inc.  and  Perforadora  Central,  S.A.  de C.V.
               (incorporated   herein  by  reference  to  exhibit  10.2  to  the
               Quarterly  Report  on Form  10-Q for the  fiscal  quarter  ending
               September  30, 2000 filed with the  Commission  on  November  14,
               2000).
10.24*         Amendment  No. 1 to  Agreement  with  Respect to Ownership of the
               Tonala,  dated  November 10, 2000,  among Chiles  Offshore  Inc.,
               Perforadora  Central,  S.A. de C.V., Grupo Industrial  Atlantida,
               S.A. de C.V.,  Patricio  Alvarez  Morphy,  Javier Alvarez Morphy,
               Luis Alverez  Morphy and Enrique  Chavez  Quintana  (incorporated herein by reference to exhibit  10.3 to the  Quarterly  Report on
               Form 10-Q for the fiscal quarter ending  September 30, 2000 filed with the Commission on November 14, 2000).
10.25+         Amended and Restated  Credit  Agreement,  dated as of December 7,
               2000 among Chiles Offshore Inc. and Fortis Capital Corp,  Nedship
               Bank N.V. and Den norske Bank ASA.
10.26+         Rig Finance  Agreement,  dated as of November  22,  2000,  by and among Chiles  Discovery  LLC, the financial  institutions  listed therein and Keppel Tatlee Bank Limited, as agent.
10.27+         Commitment Letter, dated December 22, 2000, by Citibank, N.A.
21.1+          Subsidiaries of Chiles Offshore Inc.
23.1+          Consent of Arthur Andersen LLP.

----------
*        Incorporated herein by reference as indicated.
** Management contracts or compensatory plans or arrangements required to be filed as exhibits to this annual report on Form 10-K by Item 14 (c) of the rules governing the preparation of this annual report on Form 10-K.
+        Filed as an exhibit herewith.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by any of the registrant during the quarterly period ended December 31, 2000.

                                   SIGNATURES

     Pursuant  to the  requirements  of  Section  13 or 15(d) of the  Securities
Exchange Act of 1934, as amended, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2001

                                     CHILES OFFSHORE INC.


                                     By:  /s/ Dick Fagerstal
                                          ------------------
                                          Dick Fagerstal
                                          Senior Vice President, Chief Financial
                                          Officer and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2001.

                    Signature                     Title
                    ---------                     -----
           /s/ Charles Fabrikant           Chairman of the Board of Directors
-------------------------------------
          Charles Fabrikant


          /s/ William Chiles               President and Chief Executive Officer
-------------------------------------      (Principal Executive Officer) and Director
          William Chiles


          /s/ Dick Fagerstal               Senior  Vice  President,  Chief  Financial  Officer  and
-------------------------------------      Secretary (Principal Financial Officer) and Director
          Dick Fagerstal


          /s/ William Thorogood            Vice President-Controller and Assistant Secretary
-------------------------------------      (Principal Accounting Officer)
          William Thorogood


          /s/ Randall Blank                Director
-------------------------------------
          Randall Blank


           /s/ Timothy McKeand             Director
-------------------------------------
          Timothy McKeand


          /s/ Robert Pierot                Director
-------------------------------------
          Robert Pierot

                    Signature                     Title
                    ---------                     -----


       /s/ Jonathan Fairbanks              Director
-------------------------------------
         Jonathan Fairbanks


       /s/ Alan Locker                     Director
 -------------------------------------
         Alan Locker


        /s/ Patricio Morphy                Director
-------------------------------------
          Patricio Morphy


        /s/ Luis Morphy                    Director
-------------------------------------
          Luis Morphy

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                          Page
                                                                          ----

Report of Independent Public Accountants...............................   26

Consolidated Balance Sheets............................................   27

Consolidated Statements of Operations..................................   28

Consolidated Statements of Cash Flows..................................   29

Consolidated Statement of Members' and Stockholders' Equity............   30

Notes to Consolidated Financial Statements.............................   31

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Chiles Offshore Inc.

We have audited the accompanying consolidated balance sheets of Chiles Offshore Inc. (a Delaware corporation) and subsidiaries (formerly, Chiles Offshore LLC) as of December 31, 2000 and 1999, and the related consolidated statements of operations, cash flows and members' and stockholders' equity for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial condition of Chiles Offshore Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Houston, Texas
February 9, 2001

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                 (in thousands, except share and per share data)

                                                                                              December 31,
                                                                                        -----------------------
                                                                                        2000               1999
                                                                                        ----               ----
                              ASSETS
CURRENT ASSETS:
  Cash and cash equivalents .............................................            $  47,145           $   3,952
  Cash and cash equivalents, restricted .................................                6,443                  --
  Accounts receivable ...................................................                7,661               3,753
  Other current assets ..................................................                1,413                 232
                                                                                     ---------           ---------
      Total current assets ..............................................               62,662               7,937
                                                                                     ---------           ---------
PROPERTY AND EQUIPMENT:
  Drilling rigs and equipment ...........................................              197,903             194,237
  Less:  accumulated depreciation .......................................               (9,682)             (2,540)
                                                                                     ---------           ---------
  Net drilling rigs and equipment .......................................              188,221             191,697
  Rigs under construction ...............................................               46,498                  --
                                                                                     ---------           ---------
      Total property and equipment ......................................              234,719             191,697

DEFERRED DEBT ISSUANCE COSTS AND OTHER, net .............................                2,674               3,612
                                                                                     ---------           ---------
      Total assets ......................................................            $ 300,055           $ 203,246
                                                                                     =========           =========
  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ......................................................            $  14,156           $   6,865
  Accrued liabilities ...................................................                9,053               1,381
  Accrued interest ......................................................                  139               1,922
  Deferred revenue ......................................................                   --               1,500
                                                                                     ---------           ---------
      Total current liabilities .........................................               23,348              11,668

LONG TERM DEBT ..........................................................                   --             117,000
DEFERRED TAX LIABILITY ..................................................               28,858                  --
                                                                                     ---------           ---------
      Total liabilities .................................................               52,206             128,668
                                                                                     ---------           ---------
STOCKHOLDERS' EQUITY:
  Capital contributions, net of offering costs ..........................                   --              78,677
  Common stock, par value $0.01 per share; 100,000,000 shares
    authorized, 17,687,241 shares issued ................................                  177                  --
  Less:  109,000 shares held in treasury in 2000, at cost ...............               (1,744)                 --
  Additional paid-in capital ............................................              274,027                  --
  Retained deficit ......................................................              (24,611)             (4,099)
                                                                                     ---------           ---------
  Stockholders' equity ..................................................              247,849              74,578
                                                                                     ---------           ---------
      Total liabilities and stockholders' equity ........................            $ 300,055           $ 203,246
                                                                                     =========           =========

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in thousands, except per share data)

                                                                               Years Ended December 31,
                                                                        -------------------------------------
                                                                        2000             1999            1998
                                                                        ----             ----            ----
REVENUES .................................................            $ 56,006        $  8,596        $     --

COSTS AND EXPENSES:
  Rig operating expenses .................................              18,538           5,377              --
  Charter expenses .......................................               6,677              --              --
  General and administrative .............................               2,853           1,326             767
  Depreciation and amortization ..........................               7,176           2,478              56
                                                                      --------        --------        --------
      Total costs and expenses ...........................              35,244           9,181             823

OPERATING INCOME (LOSS) ..................................              20,762            (585)           (823)

OTHER INCOME (EXPENSE):
  Interest expense, net of capitalized interest ..........              (8,008)         (3,764)         (2,387)
  Interest income and gain from investments ..............               1,224             874           3,383
                                                                      --------        --------        --------
      Total other income (expense) .......................              (6,784)         (2,890)            996

INCOME (LOSS) BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM .....................................              13,978          (3,475)            173

PROVISION FOR INCOME TAX INCLUDING
  CHANGE IN TAX FILING STATUS ............................             (29,881)             --              --
                                                                      --------        --------        --------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM ..................             (15,903)         (3,475)            173

EXTRAORDINARY ITEM, NET OF TAX  (OF
  $1,023,000 AND --) .....................................              (1,820)           (488)             --
                                                                      --------        --------        --------

NET INCOME (LOSS) ........................................            $(17,723)       $ (3,963)       $    173
                                                                      ========        ========        ========

Income (loss) per common share - basic:
  Income (Loss) before extraordinary item ................            $  (1.55)       $  (0.68)       $   0.03
  Extraordinary item, net ................................               (0.18)          (0.09)             --
                                                                      --------        --------        --------
    Net income (loss) ....................................            $  (1.73)       $  (0.77)       $   0.03
                                                                      ========        ========        ========

Income (loss) per common share - diluted:
  Before extraordinary item ..............................            $  (1.55)       $  (0.68)       $   0.03
  Extraordinary item, net ................................               (0.18)          (0.09)             --
                                                                      --------        --------        --------
    Net income (loss) ....................................            $  (1.73)       $  (0.77)       $   0.03
                                                                      ========        ========        ========

Weighted average common shares outstanding:
  Basic ..................................................              10,253           5,116           5,014
  Diluted ................................................              10,253           5,116           5,014


The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                                   Years Ended December 31,
                                                                             -------------------------------------
                                                                             2000            1999             1998
                                                                             ----            ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ...........................................          $ (17,723)      $  (3,963)      $     173
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities -
    Deferred income taxes .....................................             29,881              --              --
    Depreciation and amortization .............................              7,176           2,478              56
    Recognition of deferred expenses ..........................                368             136              76
  Extraordinary loss on extinguishment of debt, net ...........              1,820             488              --
  Increase (decrease) in operating cash flows resulting
    from-
    Accounts receivables ......................................             (3,908)         (3,753)             --
    Accounts payable ..........................................              7,291           4,204          (1,289)
    Accrued liabilities .......................................              7,672           1,126           2,150
    Accrued interest payable ..................................             (1,783)             --              --
    Deferred revenue ..........................................             (1,500)          1,500              --
    Other .....................................................             (3,578)           (287)           (241)
                                                                         ---------       ---------       ---------
  Net cash provided by operating activities ...................             25,716           1,929             925
                                                                         ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment .........................            (50,198)        (82,138)        (76,552)
                                                                         ---------       ---------       ---------
  Net cash used in investing activities .......................            (50,198)        (82,138)        (76,552)
                                                                         ---------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Membership capital contributions, net .......................             32,790          14,947              --
  Exercise of rights ..........................................              3,000              --              --
  Proceeds from bank facility .................................             16,860          22,000              --
  Repayment of bank facility ..................................            (38,860)             --              --
  Net proceeds from issuance of senior notes ..................                 --              --         105,500
  Repurchase and retirement of senior notes ...................            (94,876)        (15,000)             --
  Purchase of treasury stock ..................................             (1,744)             --              --
  Net proceeds from public offering ...........................            156,948              --              --
                                                                         ---------       ---------       ---------
  Net cash provided by financing activities ...................             74,118          21,947         105,500
                                                                         ---------       ---------       ---------
RESTRICTED CASH, beginning of period ..........................                 --          62,214              --

RESTRICTED CASH, end of period ................................              6,443              --          62,214
                                                                         ---------       ---------       ---------
NET (INCREASE) DECREASE IN RESTRICTED
  CASH ........................................................             (6,443)         62,214         (62,214)
                                                                         ---------       ---------       ---------
NET INCREASE (DECREASE) IN CASH ...............................             43,193           3,952         (32,341)
                                                                         ---------       ---------       ---------
CASH AND CASH EQUIVALENTS, beginning of
  period ......................................................              3,952              --          32,341
                                                                         ---------       ---------       ---------
CASH AND CASH EQUIVALENTS, end of period ......................          $  47,145       $   3,952       $
                                                                         =========       =========       =========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Cash paid for interest, net of capitalized interest .........          $   9,369       $   3,276       $     436
  Cash paid for taxes .........................................                 --              --              --

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF MEMBERS' AND
                              STOCKHOLDERS' EQUITY

                        (in thousands, except share data)

                                                    Retained               Common Stock            Additional  Retained
                                        Members'    Earnings               ------------    Treasury  Paid In   Earnings
                                         Equity     (Deficit) Rights     Shares    Dollars  Stock    Capital   (Deficit)    Total
                                         ------     --------- ------     ------    -------  -----    -------   ---------    -----
INITIAL CAPITAL CONTRIBUTIONS
  August 5, 1997 .....................  $  17,700   $    --   $  --   $         --   $ --  $    --   $     --  $     --   $  17,700
Capital contributions, December 16,
  1997 (net of offering costs) .......     46,031        --      --             --     --       --         --        --      46,031

Net loss .............................         --      (309)     --             --     --       --         --        --        (309)
                                        ---------   -------   -----   ------------   ----  -------   --------  --------   ---------
BALANCES, December 31, 1997 ..........     63,731      (309)     --             --     --       --         --        --      63,422

Net income ...........................         --       173      --             --     --       --         --        --         173
                                        ---------   -------   -----   ------------   ----  -------   --------  --------   ---------
BALANCES, December 31, 1998 ..........     63,731      (136)     --             --     --       --         --        --      63,595

Capital contributions, November 30,
  1999 (net of offering costs) .......     14,490        --     456             --     --       --         --        --      14,946

Net loss .............................         --    (3,963)     --             --     --       --         --        --      (3,963)
                                        ---------   -------   -----   ------------   ----  -------   --------  --------   ---------
BALANCES, December 31, 1999 ..........     78,221    (4,099)    456             --     --       --         --        --      74,578

Capital contributions, May, 2000
  (net of offering costs) ............     32,790        --      --             --     --       --         --        --      32,790

Net income, January 1, 2000 through
  September 21, 2000 .................         --     6,888      --             --     --       --         --        --       6,888

Exchange of membership interests
for shares of common stock,
  September 22, 2000 .................   (111,011)       --      --      8,485,810     85       --    110,926        --          --

Transfer Chiles Offshore LLC
  retained earnings to Chiles
  Offshore Inc. additional paid
  in capital .........................         --    (2,789)     --             --     --       --      2,789        --          --

Exercise of rights, September 22,
  2000 ...............................         --        --    (456)       231,431      2       --      3,454        --       3,000

Net proceeds from public offering
of common stock, September 22, 2000 ..         --        --      --      8,970,000     90       --    156,858        --     156,948

Purchase of treasury stock,
  December  2000 .....................         --        --      --       (109,000)    --   (1,744)        --        --      (1,744)

Net loss, September 22, 2000 through
  December 31,2000 ...................         --        --      --             --     --       --         --   (24,611)    (24,611)
                                        ---------   -------   -----   ------------   ----  -------   --------  --------   ---------
BALANCES, December 31,2000 ...........  $      --   $    --   $  --     17,578,241   $177  $(1,744)  $274,027  $(24,611)  $ 247,849
                                        =========   =======   =====   ============   ====  =======   ========  ========   =========

        The accompanying notes are an integral part of these consolidated financial statement and should be read in conjunction herewith.

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND BUSINESS

Chiles Offshore Inc. (the "Company") is engaged in the construction and operation of mobile offshore drilling rigs with the current primary operating area being the U.S. Gulf of Mexico. The Company presently operates three jackup drilling rigs, two owned and one chartered. The Company has two additional jackup drilling rigs under construction and an agreement to acquire, through a series of transactions, the presently chartered rig, the Tonala in exchange for newly issued shares of common stock and assumption of outstanding debt.

The Company was originally formed as Chiles Offshore LLC under the laws of the State of Delaware as a limited liability company on August 5, 1997, and converted into a Delaware corporation on September 22, 2000 in conjunction with the Company's initial public offering of common stock ("IPO"). In connection with the conversion, the membership interests of the members of Chiles Offshore LLC were converted at the rate of approximately 87,172 shares of common stock of the Company for each 1% membership interest, with a total 8,485,810 shares of common stock issued to Chiles Offshore LLC members. Just prior to the IPO, rights for membership interests in Chiles Offshore LLC (representing 231,431 shares of common stock after the IPO) were exercised for $3 million. The number of shares of common stock of the Company received by each member of Chiles Offshore LLC was in proportion to each member's previous membership interest in Chiles Offshore LLC immediately prior to the IPO. Through the IPO, the Company sold 8,970,000 common shares for approximately $157 million of net proceeds and had 17,687,241 shares of common stock outstanding after the IPO. The Company's common stock is traded on the American Stock Exchange under the trading symbol "COD." The Company used approximately $106 million of the IPO proceeds to repurchase and retire substantially all of its outstanding senior notes and accrued interest and to repay its Bank Facility with accrued interest (see Note
10). The Company also used IPO proceeds to fund a portion of the costs required to further expand the rig fleet and for other corporate purposes.

The Company's business and operations are materially dependent upon the condition of the oil and natural gas industry and, specifically, the exploration and production expenditures of oil and gas companies. Due to the Company's initial focus on the U.S. Gulf of Mexico, the Company's business and operations are and will continue to be particularly dependent upon the condition of the oil and natural gas industry and on the exploration and production expenditures of oil and gas companies operating in the U.S. Gulf of Mexico. The offshore contract drilling industry historically has been and is expected to continue to be highly competitive and cyclical. Sustained weak commodity prices, economic problems in countries outside the United States, and a number of other factors beyond the Company's control could curtail spending by oil and gas companies. The Company cannot predict whether or not current market conditions will continue at favorable levels and if so, to what extent.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Drilling contracts are on a dayrate basis, and revenue and drilling expenses are recognized per day as work is performed. We may receive lump-sum fees for the mobilization of equipment and personnel. Mobilization fees received and costs incurred to mobilize an offshore rig from one market to another are recognized over the term of the related drilling contract. Lump-sum payments received from customers relating to specific contracts are generally deferred and amortized over the term of the drilling contract.

Cash and Cash Equivalents

For purposes of reporting cash flows, all liquid investments with maturities at the date of purchase of three months or less are considered cash equivalents. As of December 31, 2000, the Company had $6.4 million in cash that is restricted in use for the operations and debt service of the chartered rig, the Tonala.

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


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

Property and Equipment

Property and equipment includes costs incurred for the construction of the rigs, including internal expenditures relating to construction support. All expenditures not related to construction are expensed in the accompanying consolidated statements of operations. Disposals are removed at cost less accumulated depreciation, and any resulting gain or loss is reflected in the accompanying consolidated statements of operations. Depreciation is calculated from the date the asset is placed in service, using the straight-line method over the estimated useful lives of the depreciable assets, which range from 3 to 25 years. Maintenance and repairs are charged against income as incurred; major upgrades are capitalized and depreciated over the remaining useful life of the asset. The Company capitalizes interest applicable to the construction of the rigs as a cost of such assets. Interest capitalized for the years ended December 31, 2000, 1999 and 1998 was $0.6 million, $8 million and $5 million, respectively. Depreciation expense for the periods ended December 31, 2000, 1999 and 1998, was $7.2 million, $2.5 million and $0.1 million, respectively. The cost to purchase and develop computer software are capitalized and amortized on a straight line basis over its estimated use of life.

Realization of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets following the guidelines of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires that certain long-lived assets be reviewed for impairment whenever events indicate that the carrying amount of an asset may not be recoverable and that an impairment loss be recognized under certain circumstances in the amount by which the carrying value exceeds the fair value of the asset. As of December 31, 2000, the Company has evaluated the carrying value of its property and equipment based upon the estimated undiscounted future net cash flows of the related asset and none of its assets were impaired.

Debt Issuance Cost

Debt issuance costs related to the Company's debt are included in the consolidated balance sheet, and are amortized to interest expense over the scheduled maturity of the debt. Amortization of debt issuance cost for the periods ended December 31, 2000, 1999 and 1998 was approximately $0.4 million, $0.4 million and $0.3 million, respectively.

Newly Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." As amended by SFAS No. 137, SFAS No. 133 is effective for all fiscal years beginning after June 15, 2000. This statement established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company will adopt SFAS No. 133 effective January 1, 2001, and expects the statement's impact on the Company's financial statements to be immaterial.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements", which provides the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The implementation of SAB 101 in the fourth quarter of 2000, with an effective date of January 1, 2000, did not have a material effect on the Company's results of operations, financial condition or cash flows.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 140 is effective for transfers and servicing of financial assets and

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This statement established accounting and reporting standards for securitization and other transfers of financial assets and collateral. The Company adopted the portion of SFAS No. 140 effective December 15, 2000 for the year ending December 31, 2000, and will adopt the remaining provisions of SFAS No. 140 effective March 31, 2001. The Company believes this statement's impact on the financial statements to be immaterial.

Income Taxes

Since September 22, 2000 the Company accounts for income taxes in accordance with SFAS 109 "Accounting for Income Taxes". Deferred income tax liabilities have been provided in recognition of the income tax effect attributable to the difference between assets and liabilities reported in the tax return and financial statements. Deferred tax assets or liabilities are provided using the enacted tax rates expected to apply to the taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities included in the accompanying balance sheet approximated fair value due to the short maturity of these current assets and liabilities. The credit facilities have market adjustable interest rates and the carrying value approximated fair value as of December 31, 2000 and 1999.

Accounts Receivable and Provision for Doubtful Accounts

The Company provides an allowance for doubtful accounts based on prior history with its customers and will provide an addition to reserves for specific receivables where collection is considered doubtful.

Extraordinary Loss

The Company incurred an extraordinary loss of approximately $1.8 million, net of tax benefit, and $0.5 million due to the early extinguishment of certain debt obligations for the periods ending December 31, 2000 and 1999, respectively. Such losses consisted of the write off of related deferred debt issuance costs.

Reclassification

Certain prior period amounts in the consolidated financial statements have been reclassified for comparative purposes. Such reclassifications had no effect on the net income (loss) or the overall financial condition of the Company.

3. RELATED-PARTY TRANSACTIONS

As of December 31, 2000, SEACOR Offshore Rigs Inc. ("SEACOR Rigs"), which is a wholly owned subsidiary of SEACOR SMIT Inc. ("SEACOR"), a New York Stock Exchange listed company, owned approximately 27% of the common stock of the Company. Upon delivery of the Chiles Discovery and the Chiles Galileo, the Company will pay SEACOR a commission of $1 million for each rig.

One of the Company's directors is a partner in Bassoe Offshore A/S, a brokerage and market research firm serving the offshore drilling and service industry. The Company paid Bassoe Offshore (USA), Inc., an affiliate of Bassoe Offshore A/S, (and taken together as "Bassoe"), approximately $1 million in commissions related to the delivery of the Chiles Magellan and Chiles Columbus and will pay Bassoe a commission of $0.5 million upon delivery of the Chiles Discovery and $0.2 million upon delivery of the Chiles Galileo. Additionally, the Company will be obligated to pay Bassoe a commission equal to approximately 0.1% of the value of the Tonala transaction upon the closing.

The Company has entered into an agreement with a non-U.S. lender that is affiliated with Keppel, a shareholder of the Company, to provide a maximum of $82 million of financing towards the construction cost of the Chiles Discovery.

At the time of the IPO, SEACOR held approximately $26.7 million aggregate principal amount of the senior notes and also held an indirect economic interest in substantially all of the Company's remaining outstanding senior notes.

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Subsequent to the IPO, the Company purchased from SEACOR and the other noteholders, and retired substantially all of the outstanding senior notes at a price equal to par plus accrued interest. The Company has been advised by SEACOR that SEACOR will report a pre-tax gain of approximately $9.1 million as a result of this transaction.

The Company and SEACOR entered into a Management and Administrative Services Agreement, dated as of February 27, 1998 (the "Services Agreement"), pursuant to which SEACOR agreed to continue to perform certain administrative and technical services on behalf of the Company including the services of the Company's Senior Vice President, Chief Financial Officer, Secretary and Director, Dick Fagerstal. Such services include general management and financial services, including periodic advice and consultation in connection with corporate, legal, finance and other matters that may be required for the Company's day-to-day operations. The Services Agreement was amended on July 18, 2000 to permit either party to terminate it upon 180 days' notice. Under the Services Agreement, the Company agreed to pay a fee to SEACOR not to exceed $15,000 per month for the services of Mr. Fagerstal plus such other fees for services of others not to exceed the reasonable value thereof and to reimburse SEACOR for all out-of-pocket expenses related to the provision of such services. Management believes the fees charged by SEACOR for such services rendered under the Services Agreement approximate the rate that would be charged by outside non-related parties. The Company paid SEACOR approximately $0.2 million, $0.1 million and $0.2 million for the years ended December 31, 2000, 1999, and 1998, respectively, exclusive of reimbursement of direct expenses.

4. RIGS AND EQUIPMENT

Rigs and equipment at December 31, 2000 and 1999 consist of the following (in thousands):

                                                       2000              1999
                                                       ----              ----
Drilling rigs and equipment ................        $ 196,496         $ 193,820
Furniture and fixtures .....................            1,407               417
                                                    ---------         ---------
                                                      197,903           194,237
Less accumulated depreciation ..............           (9,682)           (2,540)
                                                    ---------         ---------
  Net rigs and equipment ...................        $ 188,221         $ 191,697
                                                    =========         =========

5. INCOME TAXES

Prior to September 22, 2000, the Company was a limited liability company for federal and state income tax purposes, and as a result, was not subject to income taxes. On September 22, 2000, the limited liability company status was terminated. On termination, the Company adopted SFAS No. 109 "Accounting for Income Taxes" and the Company now files a consolidated U.S. Federal income tax return. Therefore, no income tax data is presented for years prior to December 31, 2000. As a result of termination of the limited liability company status, the Company recorded a net deferred tax liability through a charge to earnings of $27.4 million attributable primarily to the difference in financial reporting and tax reporting methods of accounting for depreciation.

Income tax expense consisted of the following components for the year ended December 31, 2000 (in thousands):

                                                   2000
                                                   ----
Current:
U.S. Federal .............................        $    --
State ....................................             --
                                                  -------
Total current ............................             --
                                                  -------

Deferred:
U.S. Federal .............................         29,881
State ....................................             --
                                                  -------
Total deferred ...........................        $29,881
                                                  =======
Total ....................................        $29,881
                                                  =======

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


A reconciliation of the differences between taxes on income before extraordinary item for the period September 22, 2000 through December 31, 2000, the period for which the Company was a taxable corporation, computed at the U.S. federal statutory rate of 34 percent and the Company's reported provision for income taxes follows (in percents):


                                                            2000
                                                            ----
Income tax provision at statutory rate.............          34%
Non-taxable income for period prior to IPO.........         (16)
Charge related to change in tax status from
  limited liability company to corporation.........         196
                                                            ---
      Provision for income taxes...................         214%
                                                            ---

Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for income tax purposes. The income tax effects of these temporary differences, representing deferred income tax assets and liabilities, result principally from the following (in thousands):

                                                           2000
                                                           ----
Deferred income tax assets:
  Net operating loss ..............................      $  3,114
                                                         --------
      Total deferred income tax assets ............         3,114
                                                         --------

Deferred income tax liabilities:
  Property, equipment and intangibles .............       (31,972)
                                                         --------
      Total deferred income tax liabilities .......       (31,972)
                                                         --------

      Net deferred income tax liabilities .........      $(28,858)
                                                         ========

The following unaudited pro forma data is presented to apply the Company's effective tax rate to the income (loss) before income taxes, extraordinary loss and net income (loss) as if the Company had been a taxable entity for the following periods presented (in thousands, except per share data):

                                                                              Year Ended December 31,
                                                                       ------------------------------------
                                                                       2000            1999            1998
                                                                       ----            ----            ----
Income (Loss) before income taxes and
  extraordinary loss ........................................        $ 13,978         $(3,475)        $   173
Pro forma income tax (provision) benefit ....................          (4,753)          1,181             (59)
                                                                     --------         -------         -------
Pro forma income (loss) before extraordinary
  loss ......................................................        $  9,225         $(2,294)        $   114
                                                                     --------         -------         -------
Pro forma net income (loss) .................................        $  7,405         $(2,782)        $   114
                                                                     --------         -------         -------
Pro forma income (loss) before extraordinary
  loss per common share:
  Basic .....................................................        $   0.90         $ (0.45)        $  0.02
                                                                     ========         =======         =======
  Diluted ...................................................        $   0.90         $ (0.45)        $  0.02
                                                                     ========         =======         =======
Pro forma net income (loss) per common share:
  Basic .....................................................        $   0.72         $ (0.54)        $  0.02
                                                                     ========         =======         =======
  Diluted ...................................................        $   0.72         $ (0.54)        $  0.02
                                                                     ========         =======         =======
Pro forma weighted average common shares
  outstanding:
  Basic .....................................................          10,253           5,116           5,014
  Diluted ...................................................          10,288           5,116           5,014

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


6. COMMITMENTS AND CONTINGENCIES

In April 2000, the Company entered into an agreement with Keppel FELS Limited ("Keppel") of Singapore, and various equipment vendors for delivery of the jackup rig Chiles Discovery, at a cost estimated not to exceed $110 million, excluding interest and other capitalized costs. At December 31, 2000, the Company had outstanding remaining purchase commitments of approximately $74.8 million with respect to the construction of the Chiles Discovery. These amounts will become payable in future periods in accordance with terms of the construction contract and vendor agreements. As part of the construction agreement with Keppel, the Company entered into a master option agreement (the "Master Option Agreement") that provides the Company the right to require Keppel, or its wholly owned subsidiary AMFELS, Inc. ("AMFELS"), of Brownsville, Texas, to construct up to three additional rigs ("Option Rig or Rigs") similar to the Chiles Discovery.

Under the Master Option Agreement described above, in October 2000, the Company exercised the first Option Rig to construct the Chiles Galileo at AMFELS shipyard in Brownsville, Texas at a cost estimated not to exceed $112 million, excluding interest and other capitalized costs. The Company expects to use cash from operations, proceeds remaining from the IPO and funds available under a credit facility of up to $81 million which will be backed by a guarantee from the U.S. Maritime Administration ("Marad") to fund the construction of the rig. The Company is presently negotiating the definitive terms and conditions of this credit facility and expects to finalize the same during the second quarter of 2001. As of December 31, 2000, the Company has construction in progress of $22.7 million for the Chiles Galileo, of which approximately $11.3 million is included in accounts payable and have approximately $77.3 million of purchase commitments remaining. These amounts will become payable in future periods in accordance with terms of the construction contract and vendor agreements.

On July 20, 2000, the Company entered into an agreement with Perforadora Central, S.A. de C.V. and related parties ("Perforadora Central") to acquire, through a series of transactions, all of the shares of capital stock of a newly formed entity that will own the ultra-premium jackup rig Tonala (the "Tonala Agreement"), which the Company has operated under a bareboat charter since the completion of its construction and final commissioning in April 2000 (the "Tonala Charter"). Under the terms of the Tonala Agreement and upon closing of the transaction, the Company will issue 2,679,723 shares of common stock and assume the then remaining principal balance due of the related Marad guaranteed debt, which was approximately $64.6 million at December 31, 2000. The debt bears an interest rate of 5.6% per year and has semi-annual principal payments of $2.9 million due on each January 15 and July 15 plus accrued interest until the final maturity in 2010.

The Company has received the consent and approval by Marad regarding the terms of the assumption of the debt. The Company currently expects to close the acquisition of the Tonala in the second quarter of 2001. In November 2000, the Tonala Agreement and the Tonal Bareboat Charter were modified to contain provisions designed to adjust payments under the Tonala Charter such that, assuming the acquisition is consummated, the Company will be treated from a commercial standpoint, as if it owned the Tonala from July 20, 2000, with the Company being credited for cash flow received and charged for debt service payments made after such date.

Leases

The Company occupies an administrative office and leases certain equipment under operating leases from unaffiliated third parties. Rent expense for 2000, 1999, and 1998 was $122,000, $83,000, and $69,000, respectively. In December 1999, the
Company entered into a lease, which became effective in March 2000, for administrative offices, which expires in the year 2006. Aggregate minimum future annual rental commitments under operating leases with lease terms in excess of one year as of December 31, 2000, are as follows:

            Years ended December 31,
            -------------------------------------------------
            2001...............................      $184,000
            2002...............................      $184,000
            2003...............................      $187,000
            2004...............................      $188,000
            2005...............................      $188,000

            Thereafter.........................       $47,000

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Litigation

In September 2000, the Company was served a legal action which was filed by an offshore worker employed by another drilling contractor on behalf of himself and those similarly situated, naming most offshore drilling contractors as defendants, including the Company. The action was filed in the U.S. District Court, Southern District, Galveston Division, seeking to have the court certify a nationwide class and to recover damages to be proved, as well as treble damages, attorneys' fees, expenses, costs and other relief deemed appropriate, for alleged violations of federal and state antitrust laws and for engaging in alleged unfair trade practices by suppressing wages and benefits of offshore workers. The Company believes that it has valid defenses in this matter, intends to defend its interest vigorously with respect to same and does not believe, based on information currently available, the ultimate outcome of this matter will have a material adverse effect on the results of operations, consolidated financial condition or cash flows of the Company.

The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse affect on the Company's consolidated financial condition, results of operations or cash flows.

7. CONCENTRATION OF MARKET AND CREDIT RISKS.

All of the Company's current customers are in the oil and gas business in the U.S. Gulf of Mexico. This industry concentration has the potential to impact the Company's overall exposure to market and credit risks, either positively or negatively, in that the Company's customers could be affected by similar changes in economic, industry or other conditions. However, the Company believes that the credit risk posed by this industry concentration is offset by the creditworthiness of the Company's customer base. The Company's accounts receivable are composed of major integrated or large independent oil and gas operators. Historically, the Company's uncollectible accounts receivable has been immaterial and therefore the Company has not established an allowance for doubtful accounts.

The Company has only a single line of business in a single geographic area. The Company derived revenue for the year ended December 31, 2000, from three customers of 32 percent, 25 percent, and 16 percent of total revenues, respectively. The Company derived revenue for the year ended December 31, 1999, from three customers of 39 percent, 28 percent, and 23 percent of total revenues, respectively. The Company had no operating revenue for the year ended December 31, 1998.

8. EARNINGS PER SHARE

Earnings per share consist of the Company's historical net income divided by the weighted average number shares of common stock outstanding. For the time prior to the IPO on September 22, 2000, weighted average number of common shares includes the conversion of membership interest to an equivalent number of common shares. There were 35,232 options that have been excluded from the following calculation as anti-dilutive for 2000.

The following table summarizes the basic and diluted per share computations for income (loss) before extraordinary loss and net income (loss) for the years ended December 31, 2000, 1999, and 1998 (in thousands, except per share data):

                                                                     Years Ended December 31,
                                                                -----------------------------------
                                                                2000           1999            1998
                                                                ----           ----            ----
Numerators:
  Income (Loss) before extraordinary loss ...........        $ (15,903)     $  (3,475)      $     173
  Extraordinary loss ................................           (1,820)          (488)             --
                                                             ---------      ---------       ---------
  Net income (loss) .................................        $ (17,723)     $  (3,963)      $     173
                                                             =========      =========       =========
Denominator:
  Weighted average common shares outstanding--
    basic and diluted ...............................           10,253          5,116           5,014
Income (Loss) per common share before
  extraordinary loss:
    Basic ...........................................        $   (1.55)     $   (0.68)      $    0.03
                                                             =========      =========       =========

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                                     Years Ended December 31,
                                                                -----------------------------------
                                                                2000           1999            1998
                                                                ----           ----            ----

    Diluted .........................................        $   (1.55)     $   (0.68)      $    0.03
                                                             =========      =========       =========
Net income (loss) per common share
    Basic ...........................................        $   (1.73)     $   (0.77)      $    0.03
                                                             =========      =========       =========
    Diluted .........................................        $   (1.73)     $   (0.77)      $    0.03
                                                             =========      =========       =========


9. BENEFIT PLANS

During 1998, the Company adopted a 401(k) Profit Sharing Plan (the "Plan"), covering substantially all of its employees. The Company will match employees' contributions to the Plan in an amount equal to 50%, up to 6% of eligible compensation. The Company incurred $187,000, $87,000, and $24,000 in expense related to the Plan for the years ended December 31, 2000, 1999, and 1998, respectively.

Stock Options

The Company adopted the Chiles Offshore LLC 1998 Equity Option Plan (the "1998 Plan") in 1998. The 1998 Plan authorized the issuance of membership equity options to key employees of the Company to acquire up to 5 percent of the then outstanding membership interests, on a fully diluted basis. However, subsequent to the Company's conversion to a corporate form on September 22, 2000 in conjunction with its IPO, the Company adopted the Chiles Offshore Inc. 2000 Stock Option Plan (the "Option Plan"). The Option Plan, as amended, assumed the outstanding options under the 1998 Plan. The Option Plan specifies that up to 1,009,536 shares of the Company's common stock can be awarded as options. As of December 31, 2000 there were 488,156 options to purchase shares of common stock remaining available for issuance under the Option Plan.

                                                                            Weighted
                                                                             Average
                                                                            Exercise
                                         Number of       Exercise Price      Price
Stock Options                              Shares          per Share        per Share
-------------                              ------          ---------        ---------
Outstanding at
December 31, 1997                               --       $           --        $   --
   Granted .......................         243,433                12.31         12.31
   Exercised .....................              --                   --            --
   Forfeited .....................              --                                 --
                                          --------       --------------        ------
Outstanding at
December 31, 1998 ................         243,433       $        12.31        $12.31
                                          --------       --------------        ------
   Granted .......................          49,193          12.31-12.96         12.67
   Exercised .....................              --                   --            --
   Forfeited .....................          (3,273)               12.31         12.31
                                          --------       --------------        ------
Outstanding at
December 31, 1999 ................         289,353       $  12.31-12.96        $12.37
                                          --------       --------------        ------
   Granted .......................         235,000          12.96-19.00         18.03
   Exercised .....................              --                   --            --
   Forfeited .....................          (2,973)         12.31-12.96         12.39
                                          --------       --------------        ------
Outstanding at
December 31, 2000 ................         521,380       $ 12.31-$19.00        $14.92
                                          ========       ==============        ======


The weighted average remaining contractual life of the outstanding options as of December 31, 2000 was 8.29 years. There were 179,717 options exercisable as of December 31, 2000 with a weighted average exercise price of $12.34, 79,807 options with a weighted average exercise price of $12.31 were exercisable as of December 31, 1999, and no options were exercisable as of December 31, 1998.

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


All stock options under the Option Plan are granted at the fair market value of the common stock at the grant date. The stock options generally expire 10 years from the date of grant and all stock options vest over a three-year period, with one-third of the shares becoming exercisable on each of the first, second, and third anniversaries of the grant date.

The date of grant fair market value of the options granted during 2000 was estimated using the Black-Scholes option pricing model. The fair market value of the options granted during 1999 and 1998 was estimated using the minimum value option pricing model. The subjective assumptions and resulting weighted average fair market values of the options are as follows:

                  Weighted Average                                        Expected        Weighted Avg.
                     Risk Free          Expected          Expected          Price         Fair Value of
                   Interest Rate     Dividend Yield   Life (in years)    Volatility      Options Granted
                   -------------     --------------   ---------------    ----------      ---------------
2000                   5.90%             0.00%               5             49.68%             $9.16
1999                   5.70%             0.00%               5               0%               $3.09
1998                   5.95%             0.00%               5               0%               $3.09


The Company accounts for the Option Plan in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for stock option awards. Compensation cost for the Option Plan calculated consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," is set forth on a pro-forma basis for the years ended December 31, 2000, 1999, and 1998 below (in thousands, except per share data):

                                                          2000            1999           1998
                                                          ----            ----           ----
Net income (loss)
     As reported ................................     $  (17,723)      $  (3,963)      $   173
     Pro-forma ..................................     $  (18,000)      $  (4,276)      $  (151)

Basic net income (loss) per share
    As reported .................................     $    (1.73)      $   (0.77)      $  0.03
    Pro-forma ...................................     $    (1.76)      $   (0.84)      $ (0.03)
Diluted net income (loss) per share
 Net income (loss)
    As reported .................................     $    (1.73)      $   (0.77)      $  0.03
    Pro-forma ...................................     $    (1.76)      $   (0.84)      $ (0.03)


The effects of applying SFAS No. 123 in this proforma disclosure are not necessarily indicative of future results or performance.

10. DEBT

In December 2000, the Company entered into an agreement with three banks to provide a senior secured revolving credit facility of $120 million (the "Bank Facility") of which $80 million is currently available for general corporate purposes and the remaining $40 million is available to the Company subject to the lenders receiving certain additional collateral. The Bank Facility amended the prior $40 million bank facility which was entered into in December 1999, which in turn amended the $25 million bank facility entered into in April 1998. Borrowings under the Bank Facility may be repaid and reborrowed during the term of the agreement, will bear interest at the rate of LIBOR plus a margin of 1.5% to 2.0% depending upon the amount drawn, and matures on December 7, 2007, at which time any outstanding principal amount and any unpaid interest will be due. The Company is required to pay a commitment fee equal to 0.7% per annum, quarterly in arrears, on the undrawn amount of the Bank Facility. The Bank Facility is guaranteed by two wholly owned subsidiaries of the Company which are owners of the Chiles Magellan and Chiles Columbus (taken together as "Rigs") and such guarantees are secured by first priority mortgages, assignments of earnings (which may continue to be collected by the Company unless there occurs an event of default) and assignments of insurances. The Bank Facility contains customary affirmative and negative covenants, representations and warranties and, further, requires the Company to prevent the Guarantors from making certain loans and advances, except in their normal course of business or to certain affiliates. In September 2000, using proceeds from the IPO, the Company paid down all

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


outstanding debt under its $40 million bank facility. At December 31, 2000, there were no borrowings under the Bank Facility.

In September 2000, in connection with the IPO, the Company repaid and retired approximately $95 million of the senior notes and paid $4 million of accrued interest, which was substantially all of the remaining outstanding senior notes, and recorded an extraordinary loss of $1.8 million, net of an income tax benefit of $1 million, to write off the related unamortized debt issuance cost.

In April 2000, in connection with the construction agreement for the Chiles Discovery, the Company executed an agreement, with a non-U.S. lender, that is affiliated with Keppel, to provide up to $82 million of financing toward the construction cost of the Chiles Discovery (the "Discovery Facility"). This facility is recourse only to the Chiles Discovery and any other assets owned by the subsidiary which owns the rig. The agreement relating to the Discovery Facility provides for an interest rate equal to LIBOR plus 2% on a $75 million term loan due upon the earlier of twenty-two months from our first borrowing or delivery of the rig and LIBOR plus 3% on a $7 million revolving loan available to pay interest on the term loan. The Company will be able to extend the Discovery Facility for an additional eighteen months after delivery of the Chiles Discovery at a fixed rate to be determined at that time based on a bank cost of funds rate plus 3%. As of December 31, 2000, there were no borrowings under the Discovery Facility.

In December 1999, the Company repaid and retired $15 million of the Company's 10% senior notes due 2008.

11. MEMBERSHIP INTERESTS AND CAPITAL SHARES

Allocation of Profits and Losses

Prior to the IPO, profits or losses for any taxable year were allocated between members in proportion to their percentage interests, and after giving effect to special allocations as set forth in the Operating Agreement of Chiles Offshore LLC.

Membership Capital Contributions

In May 2000, Chiles Offshore LLC received capital contributions of approximately $32.8 million, net of offering costs.

Initial Public Offering

As discussed in Note 1, the Company completed its IPO on September 22, 2000 and converted Chiles Offshore LLC membership interests into 8,485,810 shares of the Company's common stock. Just prior to the IPO, rights for membership interests in Chile Offshore LLC (representing 231,431 shares of common stock after the IPO) were exercised for $3 million. Through the IPO, the Company sold 8,970,000 common shares for approximately $157 million, net of offering costs.

Treasury Stock

In October 2000, the Company's Board of Directors authorized the Company's management to buy back, from time to time, up to $25 million of the Company's common stock. During the fourth quarter ended December 31, 2000, the Company acquired 109,000 shares of its own stock for approximately $1,744,000 leaving 17,578,241 common shares outstanding at the end of the year.

12. SUBSEQUENT EVENTS

On January 15, 2001 under the terms of the Tonala Agreement, as amended, the Company paid $4.8 million of principal and interest for the regularly scheduled payment of the Marad guaranteed debt secured by the Tonala. As of December 31, 2000 the $4.8 million was included in accrued liabilities. In January 2001, the Company granted to officers and employees 170,700 options to purchase shares of common stock at an exercise price equal to the fair market value of the Company's common stock on the date of grant.

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


13. QUARTERLY FINANCIAL INFORMATION DATA (UNAUDITED)

Selected financial information for interim periods are presented below in thousands of dollars, except per share data. Earnings per share are computed independently for each of the quarters presented; therefore, the sums of quarterly earnings per share do not necessarily equal the total for the year.

                                                                              Quarters ended,
                                                           -----------------------------------------------------
2000                                                       Dec. 31,       Sept. 30,       June 30,      Mar. 31,
----                                                       --------       ---------       --------      --------
Operating revenues .............................         $   16,752      $   16,217      $ 14,508      $ 8,529
Operating income ...............................         $    5,866      $    6,165      $  5,928      $ 2,803
Income (loss) before income taxes
  and extraordinary item .......................         $    6,668      $    4,217      $  3,250      $  (157)
Income (loss) before extraordinary
  item .........................................         $    4,401      $  (23,397)     $  3,250      $  (157)
Net income (loss) ..............................         $    4,401      $  (25,217)     $  3,250      $  (157)

Basic income (loss) per common share --
  Income (loss) before extraordinary
  item .........................................         $     0.25      $    (2.49)     $   0.42      $ (0.03)
  Extraordinary item ...........................         $       --      $    (0.20)     $     --      $    --
  Net income (loss) ............................         $     0.25      $    (2.69)     $   0.42      $ (0.03)

Diluted income (loss) per common share --
  Income (loss) before extraordinary
    item .......................................         $     0.25      $    (2.49)     $   0.42      $ (0.03)
  Extraordinary item ...........................         $       --      $    (0.20)     $     --      $    --
  Net income (loss) ............................         $     0.25      $    (2.69)     $   0.42      $ (0.03)

1999
----
Operating revenue ..............................         $    5,274      $    2,478      $    844      $    --
Operating income ...............................         $      529      $     (573)     $   (336)     $  (205)
Income (loss) before income taxes
  and extraordinary item .......................         $   (1,746)     $   (1,536)     $   (487)     $   294
Income (loss) before extraordinary
  item .........................................         $   (1,746)     $   (1,536)     $   (487)     $   294
Net income (loss) ..............................         $   (2,234)     $   (1,536)     $   (487)     $   294

Basic income (loss) per common share --
  Income (loss) before extraordinary
    item .......................................         $    (0.32)     $    (0.31)     $  (0.10)     $  0.06
  Extraordinary item ...........................         $    (0.09)     $       --      $     --      $    --
  Net income (loss) ............................         $    (0.41)     $    (0.31)     $  (0.10)     $  0.06

Diluted income (loss) per common share --
  Income (loss) before extraordinary
    item .......................................         $    (0.32)     $    (0.31)     $  (0.10)     $  0.06
  Extraordinary item ...........................         $    (0.09)     $       --      $     --      $    --
  Net income (loss) ............................         $    (0.41)     $    (0.31)     $  (0.10)     $  0.06

                              CHILES OFFSHORE INC.
                                INDEX TO EXHIBITS
                        ANNUAL REPORT ON FORM 10-K FISCAL
                          YEAR ENDED DECEMBER 31, 2000


Exhibit No.                          Description
----------                           -----------
3.1*           Second  Amended  and  Restated  Operating   Agreement  of  Chiles
               Offshore,  LLC, dated as of May 1, 2000  (incorporated  herein by reference  to exhibit 3.1 to the  Registration  Statement on Form
               S-1 (No. 333-39418) filed with the Commission on June 15, 2000).
3.2*           Amendment,  dated as of June 14,  2000,  to  Second  Amended  and
               Restated Operating Agreement of Chiles Offshore LLC (incorporated herein by reference to exhibit 3.2 to the Registration  Statement on Form S-1 (No. 333-39418) filed with the Commission on June 15,
               2000).
3.3*           Form of  Certificate  of  Incorporation  of Chiles  Offshore Inc.
               (incorporated herein by reference to exhibit 3.3 to Amendment No.
               2 to the Registration Statement on Form S-1 (No. 333-39418) filed with the Commission on July 24, 2000).
3.4*           Form of Bylaws of Chiles  Offshore Inc.  (incorporated  herein by reference to exhibit 3.4 to Amendment  No. 3 to the  Registration
               Statement on Form S-1 (No.  333-39418)  filed with the Commission on August 11, 2000).
3.5*           Certificate of Formation of Chiles Offshore LLC, dated as of July
               31,  1997  (incorporated  herein by  reference  to exhibit 3.5 to
               Amendment  No. 1 to the  Registration  Statement on Form S-1 (No.
               333-39418) filed with the Commission on July 7, 2000).
3.6*           Form  of  Certificate  of  Conversion   (incorporated  herein  by
               reference to exhibit 3.6 to Amendment  No. 3 of the  Registration
               Statement on Form S-1 (No.  333-39418)  filed with the Commission on August 11, 2000).
4.1*           Form of Specimen  Certificate of Common Stock of Chiles  Offshore
               Inc.   (incorporated  herein  by  reference  to  exhibit  4.1  to
               Amendment  No. 2 to the  Registration  Statement on Form S-1 (No.
               333-39418) filed with the Commission on July 24, 2000).
10.1*          Platform  Construction  Agreement,  dated  April 6, 2000,  by and between  Keppel FELS Limited and Chiles  Offshore LLC relating to the Chiles Discovery (incorporated herein by reference to exhibit
               10.1 to the  Registration  Statement on Form S-1 (No.  333-39418)
               filed with the Commission on June 15, 2000).
10.2+          Platform  Construction  Agreement,  dated  April 6, 2000,  by and between  Amfels,  Inc.  and Chiles  Offshore  LLC relating to the
               Chiles  Galileo,  including  the Letter   regarding   Platform
               Construction  Agreement,   dated  October  3,  2000  and  related
               material.
10.3*          Master Option Agreement, dated April 6, 2000, by and among Chiles
               Offshore LLC, Keppel FELS Limited and Amfels, Inc.  (incorporated herein by reference to exhibit 10.3 to the Registration Statement on Form S-1 (No. 333-39418) filed with the Commission on June 15,
               2000).
10.4*          Bareboat  Charter  Agreement,  dated  November 30, 1999,  between
               Chiles  Offshore  LLC  and  Perforadora  Central,  S.A.  de  C.V.
               (incorporated   herein  by  reference  to  exhibit  10.4  to  the
               Registration Statement on Form S-1 (No. 333-39418) filed with the
               Commission on June 15, 2000).
10.5*          Commission  Agreement,   dated  April  1,  2000,  between  Bassoe
               Offshore (USA), Inc. and Chiles Offshore LLC (incorporated herein by  reference to exhibit  10.5 to the  Registration  Statement on
               Form S-1 (No.  333-39418)  filed with the  Commission on June 15,
               2000).
10.6*          Commission Agreement,  dated April 1, 2000, among Bassoe Offshore
               (USA),   Inc.,   SEACOR  SMIT  Inc.   and  Chiles   Offshore  LLC
               (incorporated   herein  by  reference  to  exhibit  10.6  to  the
               Registration Statement on Form S-1 (No. 333-39418) filed with the
               Commission on June 15, 2000).
10.7*          Amended  and  Restated  Management  and  Administrative  Services
               Agreement,  dated as of July 18, 2000, by and between SEACOR SMIT
               Inc. and Chiles Offshore LLC (incorporated herein by reference to exhibit 10.7 to Amendment No. 2 to the Registration  Statement on
               Form S-1 (No.  333-39418)  filed with the  Commission on July 24,
               2000).
10.8*, **      Employment  Agreement,  dated  November  1, 1997,  by and between
               William E. Chiles and Chiles Offshore LLC (incorporated herein by reference to exhibit 10.8 to the  Registration  Statement on Form
               S-1 (No. 333-39418) filed with the Commission on June 15, 2000).
10.9*, **      Extension of Term under Employment  Agreement,  dated November 1,
               1997,   between  Chiles   Offshore  LLC  and  William  E.  Chiles
               (incorporated   herein  by  reference  to  exhibit  10.9  to  the
               Registration Statement on Form S-1 (No. 333-39418) filed with the
               Commission on June 15, 2000).
10.10*, **     2000 Stock  Option  Plan  (incorporated  herein by  reference  to exhibit 10.10 to Amendment No. 2 to the Registration Statement on
               Form S-1 (No.  333-39418)  filed with the  Commission on July 24,
               2000).
10.11*, **     Severance Benefits  Agreement,  dated June 12, 2000, among Chiles
               Offshore LLC and Gabriel Padilla,  William H. Hopkins, William A.
               Thorogood, Donald B. Gregg and George Bruce Brumley (incorporated
               herein  by  reference  to  exhibit  10.11  to  the   Registration
               Statement on Form S-1 (No. 333-39418) filed with the Commission on June 15, 2000).

10.12*         Platform  Construction  Agreement,  dated April 30, 1997, between
               Chiles  Offshore  Inc. and AMFELS,  Inc.,  relating to the Chiles
               Columbus  (incorporated  herein by reference to exhibit  10.12 to the Registration Statement on Form S-1 (No. 333-39418) filed with the Commission on June 15, 2000).
10.13*         Assignment and Assumption and Consent to Assignment,  dated as of
               August 5, 1997,  among Chiles  Offshore LLC, COI, LLC and AMFELS,
               Inc.  (incorporated  herein by reference to exhibit  10.13 to the
               Registration Statement on Form S-1 (No. 333-39418) filed with the
               Commission on June 15, 2000).
10.14*         Platform  Construction  Agreement,  dated August 5, 1997, between
               Chiles  Offshore  LLC and  AMFELS,  Inc.  relating  to the Chiles
               Magellan  (incorporated  herein by reference to exhibit  10.14 to the Registration Statement on Form S-1 (No. 333-39418) filed with the Commission on June 15, 2000).
10.15*         Assignment,  Assumption,  Acknowledgement  and Consent Agreement,
               dated as of April 23, 1998, among Chiles Offshore LLC, the Owners and AMFELS,  Inc.  (incorporated  herein by  reference to exhibit
               10.15 to the Registration  Statement on Form S-1 (No.  333-39418)
               filed with the Commission on June 15, 2000).
10.16*         Registration  Rights  Agreement,  dated as of June 15, 2000 among
               Chiles  Offshore LLC and the Holders named therein  (incorporated herein by  reference to exhibit  10.16 to Amendment  No. 2 to the
               Registration Statement on Form S-1 (No. 333-39418) filed with the
               Commission on July 24, 2000).
10.17*         Credit Agreement, dated as of April 29, 1998, by and among Chiles
               Offshore LLC, Netherlandse Scheopshypotheek Bank N.V. ("Nedship")
               and MeesPierson Capital Corp.  ("MeesPierson"),  as co-arrangers, the banks and financial  institutions named therein,  Nedship, as documentation  agent and security  trustee,  and MeesPierson,  as administrative  agent and paying  agent  (incorporated  herein by reference to exhibit 10.17 to the Registration  Statement on Form
               S-1 (No. 333-39418) filed with the Commission on June 15, 2000).
10.18*         Amendment  No. 1,  dated  December  9, 1999 to Credit  Agreement, dated as of April 29,  1998 by and  among  Chiles  Offshore  LLC,
               Nedship and MeesPierson, as co-arrangers, the banks and financial institutions named therein,  Nedship,  as documentation agent and security trustee,  and MeesPierson,  as administrative  agent and paying agent  (incorporated  herein by reference to exhibit 10.18 to the Registration  Statement on Form S-1 (No.  333-39418) filed with the Commission on June 15, 2000).
10.19*         Letter Agreement,  dated August 5, 1997,  between Chiles Offshore
               LLC  and  Bassoe  Rig  Partners  Ltd.   (incorporated  herein  by
               reference to exhibit 10.19 to the Registration  Statement on Form
               S-1 (No. 333-39418) filed with the Commission on June 15, 2000).
10.20*         Commitment  Letter,  dated April 4, 2000,  by Keppel  TatLee Bank
               (incorporated  herein by reference to exhibit  10.20 to Amendment
               No. 1 to the Registration  Statement on Form S-1 (No.  333-39418)
               filed with the Commission on July 7, 2000).
10.21*         Agreement  with Respect to  Ownership of the Tonala,  dated as of
               July 20, 2000, by and between  Chiles  Offshore LLC,  Perforadora
               Central, S.A. de C.V., Grupo Industrial Atlantida,  S.A. de C.V.,
               Patricio  Alvarez  Morphy,  Javier Alvarez  Morphy,  Luis Alvarez
               Morphy  and  Enrique  Chaves  Quintana  (incorporated  herein  by reference to exhibit 10.22 to Amendment No. 2 to the Registration
               Statement on Form S-1 (No.  333-39418)  filed with the Commission on July 24, 2000).
10.22*         Amendment  No. 1 to the Chiles  Offshore  Inc.  2000 Stock Option
               Plan  (incorporated  herein by  reference  to exhibit 10.1 to the
               Quarterly  Report  on Form  10-Q for the  fiscal  quarter  ending
               September  30, 2000 filed with the  Commission  on  November  14,
               2000).
10.23*         Amendment to Bareboat Charter,  dated November 10, 2000,  between
               Chiles  Offshore  Inc.  and  Perforadora  Central,  S.A.  de C.V.
               (incorporated   herein  by  reference  to  exhibit  10.2  to  the
               Quarterly  Report  on Form  10-Q for the  fiscal  quarter  ending
               September  30, 2000 filed with the  Commission  on  November  14,
               2000).
10.24*         Amendment  No. 1 to  Agreement  with  Respect to Ownership of the
               Tonala,  dated  November 10, 2000,  among Chiles  Offshore  Inc.,
               Perforadora  Central,  S.A. de C.V., Grupo Industrial  Atlantida,
               S.A. de C.V.,  Patricio  Alvarez  Morphy,  Javier Alvarez Morphy,
               Luis Alverez  Morphy and Enrique  Chavez  Quintana  (incorporated herein by reference to exhibit  10.3 to the  Quarterly  Report on
               Form 10-Q for the fiscal quarter ending  September 30, 2000 filed with the Commission on November 14, 2000).
10.25+         Amended and Restated  Credit  Agreement,  dated as of December 7,
               2000 among Chiles Offshore Inc. and Fortis Capital Corp,  Nedship
               Bank N.V. and Den norske Bank ASA.
10.26+         Rig Finance  Agreement,  dated as of November  22,  2000,  by and among Chiles  Discovery  LLC, the financial  institutions  listed therein and Keppel Tatlee Bank Limited, as agent.
10.27+         Commitment Letter, dated December 22, 2000, by Citibank, N.A.
21.1+          Subsidiaries of Chiles Offshore Inc.
23.1+          Consent of Arthur Andersen LLP.

*        Incorporated herein by reference as indicated.
** Management contracts or compensatory plans or arrangements required to be filed as exhibits to this annual report on Form 10-K by Item 14 (c) of the rules governing the preparation of this annual report on Form 10-K.
+        Filed as an exhibit herewith.