Form 10-Q
period 2001-03-31
CHILES OFFSHORE INC/NEW/
filed 2001-05-04
CIK 1052667

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q
(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2001 or


         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from __________ to ____________


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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares of the registrant's Common Stock, par value $.01 per share outstanding as of April 12, 2001 was 17,578,241.

--------------------------------------------------------------------------------

NY2:\1040045\04\m@$504!.DOC\35287.0003

                          PART I. FINANCIAL INFORMATION


ITEM 1.  Financial Statements

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                            March 31, 2001  December 31, 2000
                                                            --------------  -----------------
                                                             (unaudited)
                             ASSETS
CURRENT ASSETS:
Cash and cash equivalents ................................     $  13,307      $  47,145
Cash and cash equivalents, restricted ....................         1,270          6,443
Accounts receivable ......................................        12,733          7,661
Other current assets .....................................         1,301          1,413
                                                               ---------      ---------
      Total current assets ...............................        28,611         62,662
                                                               =========      =========
PROPERTY AND EQUIPMENT:
Drilling rigs and equipment ..............................       198,221        197,903
Less:  accumulated depreciation ..........................       (11,501)        (9,682)
                                                               ---------      ---------
Net drilling rigs and equipment ..........................       186,720        188,221
Rigs under construction ..................................        82,619         46,498
                                                               ---------      ---------
      Total property and equipment .......................       269,339        234,719
                                                               =========      =========

DEFERRED DEBT ISSUANCE COSTS AND OTHER, net ..............         2,830          2,674
                                                               ---------      ---------
      Total assets .......................................     $ 300,780      $ 300,055
                                                               =========      =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable .........................................     $   7,804      $  14,156
Accrued liabilities ......................................         8,238          9,192
                                                               ---------      ---------
      Total current liabilities ..........................        16,042         23,348
                                                               =========      =========
DEFERRED TAX LIABILITY ...................................        31,589         28,858
                                                               ---------      ---------
      Total liabilities ..................................        47,631         52,206
                                                               =========      =========
STOCKHOLDERS' EQUITY:
Common stock, par value $.01 per share; 100,000,000 shares
authorized, 17,687,241 shares issued .....................           177            177
Less:  109,000 shares held in treasury at cost ...........        (1,744)        (1,744)
Additional paid-in capital ...............................       274,027        274,027
Retained deficit .........................................       (19,311)       (24,611)
                                                               ---------      ---------
Stockholders' equity .....................................       253,149        247,849
                                                               ---------      ---------
      Total liabilities and stockholders' equity .........     $ 300,780      $ 300,055
                                                               =========      =========

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                              Three Months Ended
                                                                                  March 31,
                                                                      -----------------------------------
                                                                            2001              2000
                                                                           --------         ---------
REVENUES........................................................           $ 18,610         $   8,529

COSTS AND EXPENSES:
  Rig operating expenses........................................               5,262            3,263
  Charter expenses..............................................               3,170                -
  General and administrative....................................                 700              709
  Depreciation and amortization.................................               1,818            1,754
                                                                            --------         ---------
      Total costs and expenses..................................              10,950            5,726

OPERATING INCOME................................................               7,660            2,803

OTHER INCOME (EXPENSE):
  Interest expense, net of capitalized interest.................                   -           (2,996)
  Interest income and gain from investments.....................                 371               36
                                                                            --------         ---------
      Total other income (expense) .............................                 371           (2,960)

INCOME (LOSS) BEFORE INCOME TAXES...............................               8,031             (157)

PROVISION FOR INCOME TAX........................................              (2,731)               -
                                                                            --------         ---------

NET INCOME (LOSS)...............................................           $   5,300        $    (157)
                                                                           =========        =========


Net income (loss) per common share:
  basic.........................................................           $   0.30         $   (0.03)
  diluted.......................................................           $   0.30         $   (0.03)


Weighted average common shares outstanding:
  basic.........................................................              17,578            6,172
  diluted.......................................................              17,682            6,172


The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                          Three Months Ended
                                                                              March 31,
                                                                         2001              2000
                                                                       ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..........................................          $   5,300         $    (157)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities -
    Deferred income taxes....................................              2,731                 -
    Depreciation.............................................              1,818             1,754
    Amortization of deferred expenses........................                106               108
  Increase (decrease) in operating cash flows resulting from-
    Accounts receivables.....................................             (5,072)           (1,385)
    Accounts payable.........................................             (6,352)           (2,397)
    Accrued liabilities......................................               (954)            3,586
    Other....................................................               (149)             (579)
                                                                       ---------         ---------
  Net cash provided by operating activities..................             (2,572)              930
                                                                       ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment........................            (36,439)             (495)
                                                                       ---------         ---------

  Net cash used in investing activities......................            (36,439)             (495)
                                                                       ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Membership capital contributions, net......................                  -               (10)
                                                                       ---------         ---------

  Net cash provided by financing activities..................                  -               (10)
                                                                       ---------         ---------

RESTRICTED CASH, beginning of period.........................              6,443                 -

RESTRICTED CASH, end of period...............................             (1,270)             (131)
                                                                       ---------         ---------

NET (INCREASE) DECREASE IN RESTRICTED CASH...................              5,173              (131)
                                                                       ---------         ---------

NET INCREASE (DECREASE) IN CASH..............................            (33,838)              294
                                                                       ---------         ---------

CASH AND CASH EQUIVALENTS, beginning of period...............             47,145             3,952
                                                                       ---------         ---------

CASH AND CASH EQUIVALENTS, end of period.....................          $  13,307         $   4,246
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

         The Company was originally formed as Chiles Offshore LLC under the laws of the State of Delaware as a limited liability company on August 5, 1997, and converted into a Delaware corporation on September 22, 2000 in conjunction with the Company's initial public offering of common stock ("IPO"). Through the IPO, the Company sold 8,970,000 common shares for approximately $157 million of net proceeds and had 17,687,241 shares of common stock outstanding after the IPO. The Company used approximately $106 million of the IPO proceeds to repurchase and retire substantially all of its outstanding senior notes and accrued interest and to repay its prior bank facility with accrued interest. The Company also used IPO proceeds to fund a portion of the costs required to further expand the rig fleet and for other corporate purposes. The Company's common stock is traded on the American Stock Exchange under the trading symbol "COD."

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


2.       SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

         Drilling contracts are on a dayrate basis, and revenue and drilling expenses are recognized per day as work is performed. The Company may receive lump-sum fees for the mobilization of equipment and personnel. Mobilization fees received and costs incurred to mobilize an offshore rig from one market to another are recognized over the term of the related drilling contract. Lump-sum payments received from customers relating to specific contracts are generally deferred and amortized over the term of the drilling contract.

Cash and Cash Equivalents

         For purposes of reporting cash flows, all liquid investments with maturities at the date of purchase of three months or less are considered cash equivalents. As of March 31, 2001, the Company had $1.3 million in cash that is restricted in use for the operations and debt service of the chartered rig, the Tonala.

Capitalized Interest

         The Company capitalizes interest applicable to the construction of offshore drilling rigs as a cost of such assets. Capitalized interest for the three months ended March 31, 2001 was $0.3 million. The Company had no capitalized interest for the three months ended March 31, 2000. Interest expense is shown net of capitalized interest in the Consolidated Statements of Operations.

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Newly Issued Accounting Standards

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." As amended by SFAS No. 137, SFAS No. 133 is effective for all fiscal years beginning after June 15, 2000. This statement established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The implementation of SFAS No. 133 in the three months ended March 31, 2001 did not have a material effect on the Company's results of operations, financial condition or cash flows.

Income Taxes

         Prior to September 22, 2000, the Company was a limited liability company for federal and state income tax purposes, and as a result, was not subject to income taxes. On September 22, 2000, the limited liability company status was terminated. On termination, the Company adopted SFAS No. 109 "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability based approach in accounting for income taxes. As a result of termination of the limited liability company status, the Company recorded a net deferred tax liability through a charge to earnings of $27.4 million in the third quarter of 2000 in connection with the IPO, attributable primarily to the difference in financial reporting and tax reporting methods of accounting for depreciation. The following pro forma data is presented to apply the Company's effective tax rate of 34% to the loss before income taxes as if the Company had been a taxable entity for the three months ended March 31, 2000.

                                                                       Three Months ended
                                                                         March 31, 2000
                Income (loss) before income taxes ..........                $(157)

                Pro forma income tax benefit................                    53
                                                                       -----------

                Pro forma net loss..........................                $(104)
                                                                       ===========
                Pro forma net loss per common share:
                    basic...................................               $(0.02)
                                                                       ===========
                    diluted.................................               $(0.02)
                                                                       ===========
                Pro forma weighted average common shares outstanding:
                    basic...................................            6,171,943
                    diluted.................................            6,171,943

Reclassification

         Certain prior period amounts in the consolidated financial statements have been reclassified for comparative purposes. Such reclassifications had no effect on the net income (loss) or the overall financial condition of the Company.

3.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and have not been audited by its independent public accountants. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(consisting only of normal and recurring adjustments necessary to present a fair statement of the results for the periods included herein) have been made and the disclosures contained herein are adequate to make the information presented not misleading. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that will be realized for the year ended December 31, 2001. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of and for the period ended December 31, 2000, included in the Company's Form 10-K. Unless the context otherwise indicates, any references in the Quarterly Report on Form 10-Q to the "Company" refer to Chiles Offshore Inc. and its consolidated subsidiaries.

4.       LONG TERM DEBT

         In December 2000, the Company entered into an agreement with three banks to provide a senior secured revolving credit facility of $120 million (the "Bank Facility") of which $80 million is currently available for general corporate purposes. Borrowings under the Bank Facility may be repaid and reborrowed during the term of the agreement, will bear interest at the rate of LIBOR plus a margin of 1.5% to 2.0% depending upon the amount drawn, and matures on December 7, 2007, at which time any outstanding principal amount and any unpaid interest will be due. The Company is required to pay a commitment fee equal to 0.7% per annum, quarterly in arrears, on the undrawn amount of the Bank Facility. The Bank Facility is guaranteed by two wholly owned subsidiaries of the Company which are owners of the Chiles Magellan and Chiles Columbus and such guarantees are secured by first priority mortgages, assignments of earnings (which may continue to be collected by the Company unless there occurs an event of default) and assignments of insurances on such rigs. The Bank Facility contains customary affirmative and negative covenants and, further, requires the Company to prevent the Guarantors from making certain loans and advances, except in their normal course of business or to certain affiliates. In September 2000, using proceeds from the IPO, the Company paid down all outstanding debt under its prior $40 million bank facility. At March 31, 2001, there were no borrowings under the Bank Facility.

         In April 2000, in connection with the construction agreement for the Chiles Discovery, the Company executed an agreement, with a non-U.S. lender, that is affiliated with Keppel FELS Limited, a Singapore company ("Keppel"), to provide up to $82 million of financing toward the construction cost of the Chiles Discovery (the "Discovery Facility"). This facility is recourse only to the Chiles Discovery and any other assets owned by the subsidiary which owns the rig. The agreement relating to the Discovery Facility provides for an interest rate equal to LIBOR plus 2% on a $75 million term loan due upon the earlier of twenty-two months from our first borrowing or delivery of the rig and LIBOR plus 3% on a $7 million revolving loan available to pay interest on the term loan. The Company will be able to extend the Discovery Facility for an additional eighteen months after delivery of the Chiles Discovery at a fixed rate to be determined at that time based on a bank cost of funds rate plus 3%. As of March 31, 2001, there were no borrowings under the Discovery Facility.

5.       COMMITMENTS AND CONTINGENCIES

         In April 2000, the Company entered into an agreement with Keppel, and various equipment vendors for delivery of a rig named the Chiles Discovery, at a cost estimated not to exceed $110 million, excluding interest and other capitalized costs. At March 31, 2001, the Company had a remaining aggregate estimated cost to complete the construction and outfitting, exclusive of any capitalized interest, of the Chiles Discovery, of approximately $62 million. These amounts will become payable in future periods in accordance with terms of the construction contract and vendor agreements. As part of the construction agreement with Keppel, the Company entered into a master option agreement (the "Master Option Agreement") that provides the Company the right to require Keppel, or its wholly owned subsidiary AMFELS, Inc. ("AMFELS"), of Brownsville, Texas, to construct up to three additional rigs ("Option Rig or Rigs") similar to the Chiles Discovery.

         Under the Master Option Agreement described above, in October 2000, the Company exercised the first Option Rig to construct the Chiles Galileo at AMFELS shipyard in Brownsville, Texas at a cost estimated not to exceed $112 million,

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

excluding interest and other capitalized costs. The Company expects to use cash from operations, proceeds remaining from the IPO and funds available under a credit facility of up to $81 million which will be backed by a guarantee from the U.S. Maritime Administration ("Marad") to fund the construction of the rig. The Company is presently negotiating the definitive terms and conditions of this credit facility and expects to finalize the same during the second quarter of 2001. At March 31, 2001, the Company had a remaining aggregate estimated cost to complete the construction and outfitting, exclusive of any capitalized interest, of the Chiles Galileo, of approximately $67 million.

         On July 20, 2000, the Company entered into an agreement with Perforadora Central, S.A. de C.V. and related parties ("Perforadora Central") to acquire, through a series of transactions, all of the shares of capital stock of a newly formed entity that will own the ultra-premium jackup rig Tonala (the "Tonala Agreement"), which the Company has operated under a bareboat charter since the completion of its construction and final commissioning in April 2000 (the "Tonala Charter"). Under the terms of the Tonala Agreement and upon closing of the transaction, the Company will issue 2,679,723 shares of common stock and assume the then remaining principal balance due of the related Marad guaranteed debt, which was approximately $62 million at March 31, 2001. The debt bears an interest rate of 5.6% per year and has semi-annual principal payments of $2.9 million due on each January 15 and July 15 plus accrued interest until the final maturity in 2010. On January 15, 2001 under the terms of the Tonala Agreement, as amended, the Company paid $4.8 million of principal and interest on behalf of Perforadora Central for the regularly scheduled payment of the Marad guaranteed debt secured by the Tonala. The Company has received the consent and approval by Marad regarding the terms of the assumption of the debt. The Company currently expects to close the acquisition of the Tonala in the second quarter of 2001. In November 2000, the Tonala Agreement and the Tonala Charter were modified to contain provisions designed to adjust payments under the Tonala Charter such that, assuming the acquisition is consummated, the Company will be treated from a commercial standpoint, as if it owned the Tonala from July 20, 2000, with the Company being credited for cash flow received and charged for debt service payments made after such date.

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

6.       OPERATING SEGMENTS

         The Company has only a single line of business in a single geographic area. The Company derived revenue for the three months ended March 31, 2001, from four customers of 36 percent, 31 percent, 18 percent and 15 percent of total revenues, respectively. The Company derived revenue for the three months ended March 31, 2000, from three customers of 42 percent, 35 percent and 10 percent of total revenues, respectively.

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

7.       EARNINGS PER SHARE

         Earnings per share consist of the Company's historical net income divided by the weighted average number shares of common stock outstanding. For the time prior to the IPO on September 22, 2000, weighted average number of common shares includes the conversion of membership interest to an equivalent number of common shares. In January 2001, the Company issued 170,300 options at an exercise price of $22.00 per share. For the three months ended March 31, 2001, 170,300 stock options were excluded from the following calculation as anti-dilutive. There were no anti-dilutive stock options for the three months ended March 31, 2000. The following table summarizes the basic and diluted per share computations for net income (loss) per common share for the three months ended March 31, 2001 and 2000 (in thousands, except share and per share data):

                                                      Three months ended
                                                          March 31,
                                              --------------------------------
                                                    2001             2000
                                              --------------------------------
Numerator:
Net income (loss) ........................... $        5,300     $     (157)

Denominator:
    basic....................................     17,578,241       6,171,943
    effect of dilutive stock options.........        103,631               -
                                              --------------      ----------
    diluted..................................     17,681,872       6,171,943

Net income (loss) per common share
    basic.................................... $         0.30     $    (0.03)
    diluted.................................. $         0.30     $    (0.03)


8.       RELATED PARTY TRANSACTIONS

         As of March 31, 2001, SEACOR Offshore Rigs Inc. ("SEACOR Rigs"), which is a wholly owned subsidiary of SEACOR SMIT Inc. ("SEACOR"), a New York Stock Exchange listed company, owns approximately 27% of the common stock of the Company. Upon completion of the Tonala transaction noted above, SEACOR Rigs will own approximately 24% of the Company. Upon delivery of the Chiles Discovery and the Chiles Galileo, the Company will pay SEACOR a commission of $1 million for each rig.

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

         The Company has entered into an agreement with a non-U.S. lender that is affiliated with Keppel FELS Limited, a shareholder of the Company, to provide a maximum of $82 million of financing towards the construction cost of the Chiles Discovery.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General, including Forward Looking Statements

         Unless the context otherwise requires, references herein to "Chiles Offshore," "our company," "we," "us," and "our," refer to Chiles Offshore Inc. or Chiles Offshore LLC, as applicable, and its wholly owned subsidiaries. When included in this Quarterly Report on Form 10-Q or in documents incorporated herein by reference, the words, "expects," "intends," "anticipates," "projects," "believes," "estimates," and analogous expressions are intended to identify forward-looking statements. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from our expectations. Such risks and uncertainties include, amount others, general economic and business conditions, drilling related risks, changes in oil and gas exploration activity, competition, regulatory initiatives and compliance with governmental regulations, customer preferences and various other matters, many of which are beyond our control. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. The following discussion should be read in conjunction with our Consolidated Financial Statements (including the notes thereto) included elsewhere in this Quarterly Report on Form 10-Q.

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

         In 1997, we started construction of two ultra-premium jackup drilling rigs of the LeTourneau Super 116 design at AMFELS, Inc. ("AMFELS"), a shipyard located in Brownsville, Texas. The first rig, the Chiles Columbus, was delivered in May 1999, and the second rig, the Chiles Magellan, was delivered in October 1999. In addition, since April 2000, we have been operating a third such rig, the Tonala, under a bareboat charter with Perforadora Central S.A. de C.V. ("Perforadora Central"), a Mexican company. As a result, we currently operate three of the seven existing ultra-premium jackup drilling rigs in the world, all of which presently operate in the U.S. Gulf of Mexico. In July 2000, we entered into an agreement with Perforadora Central to acquire, through a series of transactions, all of the shares of capital stock of a newly formed entity that will own the Tonala in exchange for the issuance of 2,679,723 of our shares of common stock and our assumption of the remaining outstanding aggregate principal amount of long term debt incurred by Perforadora Central to construct the Tonala, which was approximately $62 million as of March 31, 2001, guaranteed by the U.S. Maritime Administration ("Marad"). Upon completion of the Tonala acquisition, we will have an estimated 20,257,964 common shares outstanding, of which Perforadora Central and its affiliates and stockholders will hold approximately 13%. In November 2000, we amended this agreement and the bareboat charter for the Tonala. The agreement, as amended, contains provisions designed to adjust payments under the Tonala charter such that from a commercial standpoint, we shall be treated as if we had acquired the Tonala in July 2000, and were credited for cash flows and charged for debt service payments made after such date. As of March 31, 2001, we had cash restricted for operations and the debt service of the Tonala of $1.2 million. We currently expect to close the acquisition during the second quarter of 2001, at which time the charter expense will cease.

         In April 2000, we entered into an agreement with Keppel FELS Limited ("Keppel"), a Singapore company, to construct an ultra-premium jackup rig of the KFELS Mod V "B" design, the Chiles Discovery. We expect the Chiles Discovery to be delivered in Singapore and placed in service during the second quarter of 2002. We estimate its construction to cost $110 million, exclusive of interest and other capitalized costs. In April 2000, we also entered into a master option agreement (the "Master Option Agreement") with Keppel and its wholly owned subsidiary AMFELS for the construction, at our option, of up to three additional rigs of the same design. In October 2000, under the Master Option Agreement, we exercised the first option rig to construct the rig to be named the Chiles Galileo at AMFELS at a cost estimated not to exceed $112 million, excluding interest and other capitalized costs. The Chiles Galileo is expected to be completed during the third quarter of 2002. We expect to use cash from operations, proceeds remaining from the IPO, and funds available under a credit facility of up to $81 million, which will be backed by a guarantee from Marad, to fund the construction of the rig. We are presently negotiating the definitive terms and conditions of this credit facility and expect to finalize the same during the second quarter of 2001.

          We typically operate our rigs on well-to-well contracts that last approximately 30 to 90 days. Presently, all of our rigs are contracted and operating in the U.S. Gulf of Mexico.

Results of Operations

         Revenue. We derive our revenue primarily from drilling contracts to drill wells for oil and gas operators. These drilling contracts typically provide for base dayrates, which may be subject to adjustments based on performance incentives. Fees and expenses for transporting our rigs between sites are included in revenues and expenses. For the three months ended March 31, 2001, the utilization was 100% for our rigs and the effective average dayrate was $68,926. During the available operating days in the three months ended March 31, 2000, our rigs earned an effective average dayrate of $46,863 and achieved 100% utilization. In calculating our effective average dayrates, we divide the revenues earned by our rigs from drilling contracts and mobilization during the period by the number of days in the period, including any days the rigs are not working. In addition, our effective average dayrates include any bonus which may be triggered by achieving performance and safety targets in our contracts.

         Rig operating expenses. Rig operating expenses primarily consist of crew costs, insurance, repair and maintenance and other related costs.

         General and administrative expenses. General and administrative expenses primarily consist of corporate management, administration, marketing, financial and legal expenses.

         The following table provides revenue, expense and operating profit information and utilization, average daily revenue and available rig days information, for the periods indicated (in thousands except rig utilization, average daily revenue and available rig days):

                                                    Three months ended
                                                        March 31,
                                             ----------------------------------
                                                  2001              2000
                                             ---------------- -----------------
         Revenue...........................    $   18,610       $    8,529
         General & administrative expense..    $      700       $      709
         Operating income (loss)...........    $    7,660       $    2,803
         Interest income (expense), net....    $      371       $   (2,960)
         Provision for income tax..........    $    2,731                -

         Net income (loss) ................    $     5,300      $    (157)

         Rig utilization                             100%             100%
         Average dayrate                          $68,926       $   46,863
         Available rig days                           270              182

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

         The Tonala was delivered and placed in service in April 2000. As a result of the delivery of the Tonala, the available rig days have increased by 88 days for the three months ended March 31, 2001 over the same period ended March 31, 2000.

         Our revenue increased $10.1 million for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. The increased revenue is a result of an increased number of rigs days due to placing the Tonala in service, combined with an increase in average dayrates of $22,063 from $46,863 to $68,926 per day for the three months ended March 31, 2001, as compared with the three months ended March 31, 2000. The increase in average dayrates is due to a combination of, among other things, the increase in prices for oil and natural gas commodities and the related increase in drilling activity of oil and gas operators.

         Our operating profit increased $4.9 million for the three months ended March 31, 2001 compared to the three months ended March 31, 2000, as a result of adding the chartered rig, Tonala, to the rig fleet and the increase in average daily revenue.

         Our net interest expense decreased $3 million for the three months ended March 31, 2001 compared to the three months ended March 31, 2000, as we had no debt outstanding during the three months ended March 31, 2001

         The provisions for income taxes increased by $2.7 million for the three months ended March 31, 2001 compared to the three months ended March 31, 2000 due to our conversion from a limited liability company to a corporation on September 22, 2000, and as a result of the conversion to a corporation becoming subject to U.S. federal and state income taxes.

Liquidity and Capital Resources

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

         During the three months ended March 31, 2001, we used $2.6 million of cash flows from operations to meet working capital requirements, and we had a net use of cash in investing activities of $36.4 million to fund the construction of the Chiles Discovery and the Chiles Galileo.

         In January 2001, under the terms of the Tonala Agreement, as amended, we paid $4.8 million of principal and interest for the regularly scheduled payment of the Marad guaranteed debt secured by the Tonala. We used funds for additions to property and equipment, including the construction of the Chiles Discovery and Chiles Galileo, of $36.4 million for the three months ended March 31, 2001.

         As of March 31, 2001, we had unrestricted cash of $13.3 million, restricted cash for the operation of the Tonala of $1.3 million, working capital of $12.6 million and no borrowings under any of our credit facilities. The remaining aggregate estimated costs to complete construction and outfitting of the Chiles Discovery and Chiles Galileo, including the outfitting of the rigs and internal construction costs, excluding interest and other capitalized costs, are expected to be approximately $62 million and $67 million, respectively.

         In connection with the construction agreement for the Chiles Discovery, we have secured an $82 million construction financing arrangement from a non-U.S. lender that is affiliated with Keppel (the "Discovery Loan"). The Discovery Loan is non-recourse to us, but full recourse to the Chiles Discovery and all assets owned by the borrower, Chiles Discovery LLC, which is a 100% owned subsidiary.

         In December 2000, we entered into an arrangement with a bank group to provide a $120 million senior secured reducing revolving credit facility maturing in December 2007 (the "Bank Facility") of which $80 million is currently available. The Bank Facility is secured by a first priority mortgage on the Chiles Columbus and the Chiles Magellan. At March 31, 2001, there are no borrowings under any of our credit facilities.

          In connection with the Chiles Galileo we have secured a commitment from Marad for a guarantee of debt for the construction and term financing of the Chiles Galileo (the "Galileo Facility"). As currently proposed, the Galileo Facility calls for construction financing for two years and term financing for up to 18 years after delivery. We expect to enter into definitive agreements for the Galileo Facility during the second quarter of 2001.

         Because our fleet is composed of newly constructed rigs, we do not expect to incur material additional capital expenditures associated with the rig fleet in the foreseeable future, unless specific requests for modifications are made by a customer in connection with a drilling contract. Any unanticipated capital expenditures or mobilizations could materially adversely affect our cash position in the period in which we incur such expenditures.

Outlook

         Our business and operations are materially dependent upon the condition of the oil and natural gas industry and, specifically, the exploration and production expenditures of oil and gas companies. Due to our initial focus for operations in the U.S. Gulf of Mexico, our business and operations are and will continue to be particularly dependent upon the condition of the oil and natural gas industry in the U.S. Gulf of Mexico and on the exploration and production expenditures of oil and gas companies there. The offshore contract drilling industry historically has been and is expected to continue to be highly competitive and cyclical. During 1998, the decline in commodity prices in the oil and gas industry resulted in significantly reduced dayrates and decreased utilization, particularly in the U.S. Gulf of Mexico jackup market. Since 1999, crude oil prices and natural gas prices have recovered but there can be no assurance that demand for drilling rigs will increase. Sustained weak commodity prices, economic problems in countries outside the United States, and a number of other factors beyond our control could further curtail spending by oil and gas companies. We cannot predict whether or not current market conditions will continue their favorable levels and if so, to what extent. A sustained period of depressed market conditions would have a material adverse effect on our future results of operations.

         While we anticipate that we will continue to obtain drilling contracts for our rig fleet, no assurance can be given that additional drilling contracts will be obtained, or obtained on a timely basis, nor can we predict that the dayrates payable under any drilling contract will be equal to or greater than the operating costs of the rigs and other fixed costs, and current payment liabilities, including interest payable with respect to drawings under any of our credit facilities.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

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

ITEM 2. Changes in Securities and Use of Proceeds

Pursuant to Rule 463 and Item 701(f) of Regulation S-K promulgated under the Securities Act, the following information is provided in this Quarterly Report on Form 10-Q:

                  (1) A registration statement on Form S-1 of Chiles Offshore Inc. (File No. 333-39418) was declared effective by the Securities and Exchange Commission September 18, 2000.

                  (2) As of March 31, 2001, we have used approximately $99 million of the IPO proceeds to repurchase and retire substantially all of our outstanding senior notes with accrued interest. All of such proceeds to repurchase the senior notes were paid to SEACOR SMIT Inc., our largest stockholder, or to any entity through which SEACOR SMIT Inc. held an indirect economic interest in the senior notes. We repaid approximately $7 million of the amounts outstanding under our prior bank credit facility with accrued interest and used the balance of the IPO proceeds of approximately $50 million in connection with the construction of our rigs.

ITEM 6. Exhibits and Reports on Form 8-K

(a)      Exhibits
         None.

(b)      Reports on Form 8-K
         None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CHILES OFFSHORE INC.

                            By:  /s/  Dick Fagerstal
                                 ----------------------------------------------
                                 Dick Fagerstal
                                 Senior Vice President, Chief Financial
                                     Officer and Secretary



Dated:  May 4, 2001