Form 10-Q
period 2001-06-30
CHILES OFFSHORE INC/NEW/
filed 2001-08-14
CIK 1052667

--------------------------------------------------------------------------------






                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q
     (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2001 or


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


                            11200 Richmond, Suite 490
                           Houston, Texas, 77082-2618
                                 (832) 486-3500
    (Address, Including Zip Code, and Telephone Number, Including Area Code,
                of the Registrant's Principal Executive Offices)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares of the registrant's Common Stock, par value $.01 per share outstanding as of July 31, 2001, was 20,262,432.




--------------------------------------------------------------------------------

NY2:\1071575\03\MYTZ03!.DOC\35287.0003

                          PART I. FINANCIAL INFORMATION


ITEM 1.  Financial Statements

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                             June 30, 2001  Dec. 31, 2000
                                                             -------------  -------------
                                                              (Unaudited)
                             ASSETS
CURRENT ASSETS:
Cash and cash equivalents ................................     $  16,785      $  47,145
Cash and cash equivalents, restricted ....................         8,227          6,443
Accounts receivable ......................................        12,314          7,661
Other current assets .....................................         1,918          1,413
                                                               ---------      ---------
      Total current assets ...............................        39,244         62,662
                                                               ---------      ---------

PROPERTY AND EQUIPMENT:
Drilling rigs and equipment ..............................       200,796        197,903
Less accumulated depreciation ............................       (13,354)        (9,682)
                                                               ---------      ---------
Net drilling rigs and equipment ..........................       187,442        188,221
Rigs under construction ..................................        83,941         46,498
                                                               ---------      ---------
      Total property and equipment .......................       271,383        234,719
                                                               ---------      ---------

DEFERRED DEBT ISSUANCE COSTS AND OTHER, net ..............         2,815          2,674
                                                               ---------      ---------
      Total assets .......................................     $ 313,442      $ 300,055
                                                               =========      =========


  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable .........................................     $   7,388      $  14,156
Accrued liabilities ......................................        13,676          9,192
                                                               ---------      ---------
      Total current liabilities ..........................        21,064         23,348
                                                               ---------      ---------

DEFERRED TAX LIABILITY ...................................        34,147         28,858
                                                               ---------      ---------
      Total liabilities ..................................        55,211         52,206
                                                               ---------      ---------

STOCKHOLDERS' EQUITY:
Common stock, par value $.01 per share; 100,000,000 shares
authorized, 17,691,710 shares issued .....................           177            177
Less 109,000 shares held in treasury at cost .............        (1,744)        (1,744)
Additional paid-in capital ...............................       274,104        274,027
Retained deficit .........................................       (14,306)       (24,611)
                                                               ---------      ---------
Stockholders' equity .....................................       258,231        247,849
                                                               ---------      ---------
      Total liabilities and stockholders' equity .........     $ 313,442      $ 300,055
                                                               =========      =========

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                          Three Months Ended               Six Months Ended
                                                               June 30,                        June 30,
                                                    -----------------------------  -------------------------------

                                                           2001           2000            2001            2000
                                                           ----           ----            ----            ----
REVENUE...........................................        $19,628       $14,508        $  38,238         $23,037

COSTS AND EXPENSES:
  Operating.......................................          5,299          4,713          10,561           7,976
  Bareboat charter................................          3,379          1,461           6,549           1,461
  General and administrative......................          1,658            637           2,358           1,346
  Depreciation and amortization...................          1,854          1,769           3,672           3,523
                                                       ----------      ---------      ----------       ---------

OPERATING INCOME..................................          7,438          5,928          15,098           8,731

OTHER INCOME (EXPENSE):
  Interest expense, net of capitalized interest...              -        (2,794)               -          (5,790)
  Interest income.................................            145            116             516             152
                                                       ----------      ---------      ----------       ---------
      Total other income (expense) ...............            145        (2,678)             516          (5,638)

INCOME BEFORE INCOME TAXES........................          7,583          3,250          15,614           3,093

PROVISION FOR INCOME TAX..........................         (2,578)             -          (5,309)              -
                                                       ----------      ---------      ----------       ---------

NET INCOME........................................      $   5,005       $  3,250      $   10,305         $ 3,093
                                                       ==========      =========      ==========       =========

Net income per common share:
  Basic...........................................        $  0.28        $  0.42         $  0.59        $  0.45
  Diluted.........................................           0.28           0.42            0.58           0.44


Weighted average common shares outstanding:
  Basic...........................................     17,580,486      7,722,848      17,579,370       6,947,171
  Diluted.........................................     17,711,177      7,754,081      17,697,274       6,967,189

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                              Six Months Ended
                                                                                   June 30,
                                                                      -----------------------------------
                                                                             2001              2000
                                                                             ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.................................................              $ 10,305          $ 3,093
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities -
    Deferred income taxes....................................                 5,289                -
    Depreciation.............................................                 3,672            3,523
    Amortization of deferred expenses........................                     -              210
  Increase (decrease) in operating cash flows resulting from-
    Accounts receivables.....................................                (4,653)          (6,365)
    Accounts payable.........................................                (6,768)          (1,788)
    Accrued liabilities......................................                 4,484            3,014
    Deferred revenue.........................................                     -           (1,500)
    Prepaid expense and other................................                  (858)          (1,132)
                                                                           --------          -------

  Net cash provided by (used in) operating activities........                11,471             (945)
                                                                           --------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment........................               (40,124)         (16,151)
  Net proceeds from sale of fixed assets.....................                     -               31
                                                                           --------          -------

  Net cash used in investing activities......................               (40,124)         (16,120)
                                                                           --------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock................                    77                -
   Membership capital contributions, net.....................                     -           32,790
  Net payments on line of credit.............................                     -          (15,000)
                                                                           --------          -------

  Net cash provided by financing activities..................                    77           17,790
                                                                           --------          -------

RESTRICTED CASH, beginning of period.........................                 6,443                -

RESTRICTED CASH, end of period...............................                 8,227                -
                                                                           --------          -------

NET INCREASE IN RESTRICTED CASH..............................                (1,784)               -
                                                                           --------          -------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.........               (30,360)             725
                                                                           --------          -------

CASH AND CASH EQUIVALENTS, beginning of period...............                47,145            3,952
                                                                           --------          -------

CASH AND CASH EQUIVALENTS, end of period.....................              $ 16,785          $ 4,677
                                                                           ========          =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for interest, net of capitalized interest                      $     -          $ 5,524

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       BASIS OF PRESENTATION

         Chiles Offshore LLC, the predecessor to Chiles Offshore Inc., was formed in August 1997 as a Delaware limited liability company, for the purpose of constructing, owning and operating ultra-premium jackup drilling rigs. In September 2000, in conjunction with our initial public offering of common stock (the "IPO"), Chiles Offshore LLC was converted into a Delaware corporation and renamed Chiles Offshore Inc.

         The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and have not been audited by the Company's independent public accountants. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments necessary to present a fair statement of the results for the periods included herein) have been made and the disclosures contained herein are adequate to make the information presented not misleading. Operating results for the three and six months ended June 30, 2001, are not necessarily indicative of the results that will be realized for the year ending December 31, 2001. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of and for the period ended December 31, 2000, included in the Company's Annual Report on Form 10-K. Unless the context otherwise indicates, any references in the Quarterly Report on Form 10-Q to the "Company" refer to Chiles Offshore Inc. or Chiles Offshore LLC, as applicable, and its wholly owned subsidiaries.

         Certain prior period amounts in the consolidated financial statements have been reclassified for comparative purposes. Such reclassifications had no effect on net income or the overall financial condition of the Company.

2.       EARNINGS PER SHARE

         For the three and six months ended June 30, 2000, the weighted average number of common shares represented the conversion of pre-IPO membership interests to an equivalent number of common shares. In January 2001, the Company issued 170,300 options to purchase common stock to Company employees at an exercise price of $22.00 per share, which approximated market value at the date of grant. There were no anti-dilutive stock options for any of the periods presented below. The following table summarizes the basic and diluted per share computations for net income per common share for the three and six months ended June 30, 2001 and 2000 (in thousands, except share and per share data):

                                              Three Months Ended              Six Months Ended
                                                   June 30,                       June 30,
                                         ---------------------------   -----------------------------
                                              2001           2000           2001            2000
                                         ---------------------------   -----------------------------
    Numerator:
    Net income .........................     $  5,005       $  3,250       $  10,305       $  3,093

    Denominator:
        Basic...........................   17,580,486      7,722,848      17,579,370      6,947,171
        Effect of dilutive stock options      130,691         31,233         117,904         20,018
                                         ------------   ------------   -------------   ------------
        Diluted.........................   17,711,177      7,754,081      17,697,274      6,967,189
    Net income per common share:
        Basic...........................     $   0.28        $  0.42        $   0.59       $   0.45
        Diluted.........................     $   0.28        $  0.42        $   0.58       $   0.44


                      CHILES OFFSHORE INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3.       INCOME TAXES

         Prior to September 22, 2000, the Company was a limited liability company for federal and state income tax purposes and, as a result, was not subject to income taxes. On September 22, 2000, the limited liability company status was terminated. On termination, the Company adopted SFAS No. 109 "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability based approach in accounting for income taxes. As a result of termination of the limited liability company status, the Company recorded a net deferred tax liability through a charge to earnings of $27.4 million in the third quarter of 2000 in connection with the IPO, attributable primarily to the difference in financial reporting and tax reporting methods of accounting for depreciation. The following pro forma data is presented to apply the Company's effective tax rate of 34% to income before income taxes as if the Company had been a taxable entity for the three and six months ended June 30, 2000.

                                                       Three Months Ended          Six Months Ended
                                                         June 30, 2000               June 30, 2000
                                                     -----------------------      --------------------
      Income before income taxes .................                $  3,250                   $ 3,093
      Pro forma income tax provision..............                   1,105                     1,052
                                                                  --------                   -------
      Pro forma net income........................                $  2,145                   $ 2,041
                                                                  ========                   =======

      Pro forma net income per common share:
          Basic...................................                $   0.28                   $  0.29
                                                                  ========                   =======
          Diluted.................................                    0.28                      0.29
                                                                  ========                   =======

4.       LONG TERM DEBT

         In December 2000, the Company entered into an agreement with three banks to provide a senior secured reducing revolving credit facility of $120 million (the "Bank Facility") of which $74 million was available for general corporate purposes at June 30, 2001. The entire Bank Facility will be available subject to the Company providing the lenders with certain additional collateral. Borrowings under the Bank Facility may be repaid and reborrowed during the term of the agreement and will bear interest at the rate of LIBOR plus a margin of 1.5% to 2.0% depending upon the amount drawn. The Bank Facility will mature on December 7, 2007, at which time any outstanding principal amount and any unpaid interest will be due. The Bank Facility shall be permanently reduced in semi-annual reductions beginning in June 2001, with a balloon reduction at maturity. The Company is required to pay a commitment fee equal to 0.7% per annum, quarterly in arrears, on the undrawn amount of the Bank Facility. The Bank Facility is guaranteed by two wholly-owned subsidiaries of the Company that are owners of the Chiles Magellan and Chiles Columbus and such guarantees are secured by first priority mortgages, assignments of earnings (which may continue to be collected by the Company unless an event of default occurs) and assignments of insurances on such rigs. The Bank Facility contains customary affirmative and negative covenants and, further, requires the Company to prevent the Guarantors from making certain loans and advances, except in their normal course of business or to certain affiliates. In September 2000, using proceeds from the IPO, the Company paid down all outstanding debt under its' prior $40 million bank facility. At June 30, 2001, there were no borrowings under the Bank Facility.

         In April 2000, in connection with the construction agreement for the Chiles Discovery, the Company executed an agreement with a non-U.S. lender that is affiliated with Keppel FELS Limited, a Singapore company ("Keppel"), to provide up to $82 million of financing toward the construction cost of the Chiles Discovery (the "Discovery Facility"). This facility is recourse only to the Chiles Discovery and any other assets owned by the subsidiary that owns the rig. The agreement relating to the Discovery Facility provides for an interest rate equal to LIBOR plus 2% on a $75 million term loan due upon the earlier of twenty-two months from the first borrowing or delivery of the rig and LIBOR plus 3% on a $7 million revolving loan available to pay interest on the term loan.

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The Company will be able to extend the Discovery Facility for an additional eighteen months after delivery of the Chiles Discovery at a fixed rate to be determined at that time based on a bank cost of funds rate plus 3%. As of June 30, 2001, there were no borrowings under the Discovery Facility.

         The Company capitalizes interest applicable to the construction of offshore drilling rigs as a cost of such assets. Capitalized interest for the three months ended June 30, 2001 and 2000, was $0.4 million and $0.2 million, respectively. Capitalized interest for the six months ended June 30, 2001 and 2000, was $0.8 million and $0.2 million, respectively.

5.       COMMITMENTS AND CONTINGENCIES

         In April 2000, the Company entered into an agreement with Keppel, and various equipment vendors for construction and delivery of the Chiles Discovery rig, at a cost estimated not to exceed $110 million, excluding interest and other capitalized costs. At June 30, 2001, the Company had a remaining aggregate estimated cost to complete the construction and outfitting, exclusive of any interest and other capitalized costs, of the Chiles Discovery, of approximately $61 million. These amounts will become payable in future periods in accordance with terms of the construction contract and vendor agreements. The Company expects to use cash from operations and funds available under the Discovery Facility to fund the construction of the rig. The Company expects the Chiles Discovery to be delivered in Singapore and placed in service during the second quarter of 2002. The rig is contracted to operate for a major independent oil and gas operator for a term that will last a minimum of 600 days in the Timor Gap Zone of Cooperation between Australia and East Timor. As part of the construction agreement with Keppel, the Company entered into a master option agreement (the "Master Option Agreement") that provides the Company the right to require Keppel, or its wholly owned subsidiary AMFELS, Inc. ("AMFELS"), of Brownsville, Texas, to construct up to three additional rigs ("Option Rig or Rigs") similar to the Chiles Discovery.

         In October 2000, the Company exercised its first option under the Master Option Agreement to construct the Chiles Galileo at AMFELS shipyard in Brownsville, Texas at a cost estimated not to exceed $112 million, excluding interest and other capitalized costs. The Company expects to use cash from operations and funds available under a credit facility of up to $81 million, which will be backed by a guarantee from the U.S. Maritime Administration ("Marad") to fund the construction of the rig. The credit facility will be recourse to the Chiles Galileo and any other assets owned by the subsidiary that owns the rig with limited recourse to the Company. The Company is presently negotiating the definitive terms and conditions of this credit facility and expects to finalize the same during the third quarter of 2001. At June 30, 2001, the Company had a remaining aggregate estimated cost to complete the construction and outfitting, exclusive of any interest and other capitalized costs, of the Chiles Galileo, of approximately $66 million. The Chiles Galileo is expected to be completed during the third quarter of 2002.

         In September 2000, the Company was served a legal action which was filed by an offshore worker employed by another drilling contractor on behalf of himself and those similarly situated, naming most of the offshore drilling contractors as defendants, including the Company. The action was filed in the U.S. District Court, Southern District, Galveston Division, seeking to have the court certify a nationwide class and to recover damages to be proved, as well as treble damages, attorneys' fees, expenses, costs and other relief deemed appropriate, for alleged violations of federal and state antitrust laws and for engaging in alleged unfair trade practices by suppressing wages and benefits of offshore workers. While the Company believes that it has valid defenses in this matter, the Company has determined that protracted litigation will be a distraction to the operation of its business and consequently has agreed to settle the litigation out of court for a conditional payment of $1 million. As of June 30, 2001, the Company had fully accrued for the settlement amount, including legal expenses, classified as general and administrative expenses. The ultimate payment of the settlement amount is conditioned upon, among other things, the plaintiff being able to establish a valid nationwide class.

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse affect on the Company's consolidated financial position, results of operations or cash flows.

6.       OPERATING SEGMENTS

         As of June 30, 2001, the Company had a single line of business and operated in a single geographic area. The Company derived revenue from three customers of approximately 30 percent, 38 percent and 32 percent for the three months ended June 30, 2001, and from four customers of 34 percent, 22 percent, 22 percent and 12 percent for the three months ended June 30, 2000.

7.       SUBSEQUENT EVENTS

         On July 25, 2001, pursuant to an agreement entered into in July 2000 (the "Tonala Agreement") and subsequently amended in November 2000 (the "Tonala Amendment"), the Company completed its acquisition of all of the shares of capital stock of an entity that owned the ultra-premium jackup rig Tonala, which the Company has operated under a bareboat charter with Perforadora Central, S.A. de C.V., a Mexican company, and related parties ("Perforadora Central") since the completion of its construction and final commissioning in April 2000 (the "Tonala Charter"). The Tonala Amendment and a concurrent amendment to the Tonala Charter adjusted payments under the Tonala Charter such that the Company would be treated from a commercial standpoint as if it owned the Tonala from July 20, 2000, with the Company being credited for cash flow received, and charged for debt service payments made by Perforadora after such date on Marad guaranteed debt secured by the Tonala. In October 2000, two executives of Perforadora Central were named to the Company's board of directors. Under the terms of the Tonala Agreement, upon closing of the transaction, the Company paid total consideration for the Tonala of approximately $111 million, which consisted of the issuance of 2,679,723 shares of common stock with a market value per share on the date of closing of $20.50 and the assumption of the remaining principal balance due on the related Marad guaranteed debt, which was approximately $58.8 million at July 25, 2001, less a debt discount of approximately $1 million. In connection with its acquisition of the Tonala, the Company also paid approximately $0.6 million in commissions and other acquisition costs, and received the benefit of approximately $2.5 million in charter payables forgiven by Perforadora Central. The debt bears interest at a rate of 5.6% per year and has semi-annual payments of approximately $2.9 million in principal plus accrued interest due in January and July each year until the final maturity in 2011 and is subject to certain customary covenants. In each of January and July 2001, under the terms of the Tonala Agreement, as amended, the Company paid $4.8 million of principal and interest, on behalf of Perforadora Central for the regularly scheduled payment of the Marad guaranteed debt secured by the Tonala. Subsequent to the date of acquisition, the Company renamed the acquired rig the Chiles Coronado.

         In August 2001, the Company signed a three-year contract with a major integrated oil and gas operator for the use of the Chiles Coronado in Trinidad. In connection with this contract, the Company has committed to certain capital expenditures that are anticipated to be incurred in the third quarter of 2001. Once these modifications to the rig are complete, the Chiles Coronado will be mobilized from the U.S. Gulf of Mexico to Trinidad to begin drilling operations.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

         Unless the context otherwise requires, references herein to "Chiles Offshore," "the Company," "we," "us," and "our," refer to Chiles Offshore Inc. or Chiles Offshore LLC, as applicable, and its wholly owned subsidiaries and "Chiles" refers to Chiles Offshore Inc.

         When included in this Quarterly Report on Form 10-Q or in documents incorporated herein by reference, the words, "expects," "intends," "anticipates," "projects," "believes," "estimates," and analogous expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995. Such forward-looking statements concerning management's expectations, strategic objectives, business prospects, anticipated performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks and uncertainties include, among others, general economic and business conditions, drilling related risks, changes in oil and gas exploration activity, competition, regulatory initiatives and compliance with governmental regulations, customer preferences and various other matters. Certain statements discussed in Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market
Risk) and elsewhere in the Quarterly Report on Form 10-Q contain forward-looking statements. Upon mobilization of the Chiles Coronado to Trinidad, such risks will also include risks of operating in foreign jurisdictions, which could include risks of currency exchange restrictions, changes in foreign political, military and economic conditions, risks of government seizures of rigs and related risks. Many of these risks and related risks are beyond our control. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We expressly disclaim any obligation or undertaking to provide any updates to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward statement is based.

         The following discussion should be read in conjunction with our Consolidated Financial Statements (including the notes thereto) included elsewhere in this Quarterly Report on Form 10-Q.

The Company

         Chiles Offshore LLC, the predecessor to Chiles Offshore Inc., was formed in August 1997 as a Delaware limited liability company, for the purpose of constructing, owning and operating ultra-premium jackup drilling rigs. In September 2000, in conjunction with our initial public offering of common stock (the "IPO"), Chiles Offshore LLC was converted into a Delaware corporation and renamed Chiles Offshore Inc.

         In 1997, we started construction of two ultra-premium jackup drilling rigs of the LeTourneau Super 116 design at AMFELS, Inc. ("AMFELS"), a shipyard located in Brownsville, Texas. The first rig, the Chiles Columbus, was delivered in May 1999, and the second rig, the Chiles Magellan, was delivered in October 1999. In addition, in July 2001, pursuant to an agreement entered into in July 2000 (the "Tonala Agreement") and subsequently amended in November 2000 (the "Tonala Amendment"), we completed the acquisition of all of the shares of capital stock of an entity that owned the ultra-premium jackup rig Tonala, which the Company has operated under a bareboat charter with Perforadora Central, S.A. de C.V., a Mexican company, and related parties ("Perforadora Central"), since the completion of its construction and final commissioning in April 2000 (the "Tonala Charter"). The Tonala Amendment and a concurrent amendment to the Tonala Charter adjusted payments under the Tonala Charter such that the Company would be treated from a commercial standpoint, as if it owned the Tonala from July 20, 2000, with the Company being credited for cash flow received, and charged for debt service payments made by Perforadora after such date on Marad guaranteed debt secured by the Tonala. In July 2001, the Company issued 2,679,723 shares of common stock and assumed the remaining principal balance due of approximately $58.8 million on the related U.S. Maritime Administration ("Marad") guaranteed debt. The debt bears interest at a rate of 5.6% per year, has semi-annual payments of approximately $2.9 million in principal plus accrued interest due each January and July until the final maturity in 2011 and is subject to certain customary covenants. In each of January and July 2001, under the terms of the Tonala Agreement, as amended, the Company paid $4.8 million of principal and interest on behalf of Perforadora Central for the regularly scheduled payment of the Marad guaranteed debt secured by the Tonala. Upon completion of the Tonala acquisition, we had 20,262,432 common shares outstanding, of which the affiliates and stockholders of Perforadora Central held approximately 13.2%. Subsequent to the acquisition, the Company renamed the rig the Chiles Coronado. As a result of the acquisition, we own and operate three of the seven existing ultra-premium jackup drilling rigs in the world, all of which were operating in the U.S. Gulf of Mexico at June 30, 2001.

         In August 2001, the Company signed a three-year contract with a major integrated oil and gas operator for the use of the Chiles Coronado in Trinidad. In connection with this contract, the Company has committed to certain capital expenditures that are anticipated to be incurred in the third quarter of 2001. Once these modifications to the rig are complete, the Chiles Coronado will be moved from the U.S. Gulf of Mexico to Trinidad to begin drilling operations.

         In April 2000, we entered into an agreement with Keppel FELS Limited ("Keppel"), a Singapore company, to construct an ultra-premium jackup rig of the KFELS Mod V "B" design, the Chiles Discovery. We expect the Chiles Discovery to be delivered in Singapore and placed in service during the second quarter of 2002. The rig is contracted to operate for a major independent oil and gas operator for a term that will last a minimum of 600 days in the Timor Gap Zone of Cooperation between Australia and East Timor. We estimate its construction cost not to exceed $110 million, exclusive of interest and other capitalized costs. The Company expects to use cash from operations and funds available under a credit facility of up to $82 million to fund the construction of the rig. In April 2000, we also entered into a master option agreement (the "Master Option Agreement") with Keppel and its wholly owned subsidiary AMFELS for the construction, at our option, of up to three additional rigs of the same design. In October 2000, we exercised our first option under the Master Option Agreement to construct a rig, to be named the Chiles Galileo, at AMFELS at a cost estimated not to exceed $112 million, excluding interest and other capitalized costs. The Chiles Galileo is expected to be completed during the third quarter of 2002. We expect to use cash from operations and funds available under a credit facility of up to $81 million, which will be backed by a guarantee from Marad, to fund the construction of the rig. We are presently negotiating the definitive terms and conditions of this credit facility and expect to finalize the same during the third quarter of 2001.

Results of Operations

         Revenue. We derive our revenue primarily from contracts to drill wells for oil and gas operators. These drilling contracts are typically for terms of 30 to 90 days, although the Company is presently operating under drilling contracts of longer duration, and provide for base dayrates, which may be subject to adjustments based on performance incentives. For the three and six months ended June 30, 2001, rig utilization was 100% and the average dayrates were $71,895 and $70,419, respectively. During the available operating days in the three and six months ended June 30, 2000, our rigs earned average dayrates of $55,374 and $50,789, respectively, and achieved 100% utilization. In calculating our average dayrates, we divide the revenue earned by our rigs during the period by the total number of rig operating days in the period. In addition, our average dayrates include any bonus that may be triggered by achieving performance and safety targets in our contracts.

         Both dayrates and utilization are a function of demand for, and availability of, drilling rigs, which are affected by short- and long-term trends in oil and gas prices, which are, in turn, related to the demand for petroleum products and the current availability of oil and gas resources.

         Costs and Expenses. Rig operating expense consists primarily of crew costs, insurance, repair and maintenance and other related costs. General and administrative expense consists primarily of corporate management, administration, marketing, financial and legal expenses.

         The following table provides results of operations, utilization, average dayrates and available rig day information for the periods indicated (in thousands except rig utilization, average dayrates and available rig days):

                                                      Three Months Ended            Six Months Ended
                                                          June 30,                     June 30,
                                                   -------------------------    -------------------------
                                                         2001      2000            2001            2000
                                                   ------------ ------------    ------------ ------------
         Revenue.................................     $ 19,628     $ 14,508        $ 38,238     $ 23,037
         General and administrative expense......        1,658          637           2,358        1,346
         Operating income........................        7,438        5,928          15,098        8,731
         Interest income (expense), net..........          145       (2,678)            516       (5,638)
         Provision for income tax................       (2,578)           -          (5,309)           -
         Net income .............................        5,005        3,250          10,305        3,093

         Rig utilization                                  100%         100%            100%         100%
         Average dayrates                             $ 71,895     $ 55,374        $ 70,419     $ 50,789
         Available rig days                                273          262             543          444





Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

         The Tonala was delivered and placed in service in April 2000. As a result of the delivery of the Tonala, the available rig days were 11 days higher for the three months ended June 30, 2001, compared to the same period for the previous year. Revenue increased approximately $5.1 million for the three months ended June 30, 2001, compared to the three-months ended June 30, 2000. The increase in revenue was a result of the increased number of rig days, combined with an increase in average dayrates of $16,521, to $71,895 per day for the three months ended June 30, 2001, as compared with the three months ended June 30, 2000. The increase in average dayrates is due to a combination of, among other things, the increase in prices for oil and natural gas commodities and the related increase in drilling activity of oil and gas operators.

         Operating income increased approximately $1.5 million for the three months ended June 30, 2001, compared to the three months ended June 30, 2000. The increase was a result of the increase in revenue, offset by a second quarter 2001 charge related to the $1 million conditional litigation settlement of a class action suit filed against us and most other offshore drilling contractors.

         Net interest expense decreased approximately $2.8 million for the three months ended June 30, 2001, compared to the three months ended June 30, 2000, as we had no debt outstanding during the three months ended June 30, 2001.

         The provision for income taxes increased by approximately $2.6 million for the three months ended June 30, 2001, compared to the three months ended June 30, 2000, due to our conversion from a limited liability company to a corporation on September 22, 2000, and, as a result of that conversion, becoming subject to U.S. federal and state income taxes.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

         Revenue increased approximately $15.2 million for the six months ended June 30, 2001, compared to the six months ended June 30, 2000. The increase in revenue was a result of 99 additional rig days due to placing the Tonala in service, combined with an increase in average dayrates of $19,630, to $70,419 per day for the six months ended June 30, 2001, as compared with the six months ended June 30, 2000. The increase in average dayrates is due to a combination of, among other things, the increase in prices for oil and natural gas commodities and the related increase in drilling activity of oil and gas operators.

         Operating income increased approximately $6.4 million for the six months ended June 30, 2001, compared to the six months ended June 30, 2000. The increase was a result of the increase in revenue, offset by a charge recorded in 2001 related to the $1 million conditional litigation settlement of a class action suit filed against us and most other offshore drilling contractors.

         Net interest expense decreased approximately $6.2 million for the six months ended June 30, 2001, compared to the six months ended June 30, 2000, as we had no debt outstanding during the six months ended June 30, 2001.

         The provision for income taxes increased by approximately $5.3 million for the six months ended June 30, 2001, compared to the six months ended June 30, 2000, due to our conversion from a limited liability company to a corporation on September 22, 2000, and, as a result of that conversion, becoming subject to U.S. federal and state income taxes.

Liquidity and Capital Resources

         Our ongoing liquidity requirements arise primarily from our need to service debt, when incurred, provide working capital and construct and acquire rigs and equipment. Since our inception, we have been managing the construction and ongoing operations of our rigs using cash generated by private placements of equity, the issuance of our senior notes, borrowings under our credit facilities, the IPO and cash from operations. If we exercise additional options under the Master Option Agreement, we may require additional financing in the future to fund the option rig construction program.

         During the six months ended June 30, 2001, we used approximately $11.5 million of cash flows from operations to meet working capital requirements and approximately $40.1 million for additions to property and equipment, primarily to fund the construction of the Chiles Discovery and the Chiles Galileo.

         In each of January and July 2001, under the terms of the Tonala Agreement, as amended, we paid $4.8 million of principal and interest on behalf of Perforadora Central for the regularly scheduled payment of the Marad guaranteed debt secured by the Tonala.

         As of June 30, 2001, we had unrestricted cash of $16.8 million, restricted cash for the operations and debt service of the Tonala of $8.2 million, working capital of $18.2 million and no borrowings under any of our credit facilities. The remaining aggregate estimated costs to complete construction and outfitting of the Chiles Discovery and Chiles Galileo, including the outfitting of the rigs and engineering, construction management and other supervisory costs, excluding interest and other capitalized costs, are expected to be approximately $61 million and $66 million, respectively.

         In connection with the construction agreement for the Chiles Discovery, we have secured an $82 million construction financing arrangement from a non-U.S. lender that is affiliated with Keppel (the "Discovery Loan"). The Discovery Loan is non-recourse to Chiles, but full recourse to the Chiles Discovery and all assets owned by the borrower, Chiles Discovery LLC, which owns the Chiles Discovery and is a 100% owned subsidiary of Chiles.

         In December 2000, we entered into an arrangement with a bank group to provide a $120 million senior secured reducing revolving credit facility maturing in December 2007 (the "Bank Facility") of which $74 million is currently available. The entire Bank Facility will be available subject to us providing the lenders with certain additional collateral. The Bank Facility is secured by a first priority mortgage on the Chiles Columbus and the Chiles Magellan. At June 30, 2001, there were no borrowings under the Bank Facility.

          In connection with the Chiles Galileo we have secured a commitment from Marad for a guarantee of debt for the construction and term financing of the Chiles Galileo (the "Galileo Facility"). As currently proposed, the Galileo Facility calls for construction financing for two years and term financing for up to 18 years after delivery. The Galileo Facility will have limited recourse to Chiles, and full recourse to the Chiles Galileo and all assets owned by the borrower, Chiles Galileo LLC, which owns the Chiles Galileo and is a 100% owned subsidiary of Chiles. We expect to enter into definitive agreements for the Galileo Facility during the third quarter of 2001.

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

Outlook

         Our business and operations are materially dependent upon the condition of the oil and natural gas industry and, specifically, the exploration and production expenditures of oil and gas companies. As we begin to expand our operations beyond the U.S. Gulf of Mexico, our business and operations are and will continue to be particularly dependent upon the condition of the oil and natural gas industry and on the exploration and production expenditures of oil and gas companies in the United States and the other major countries in which we operate. The offshore contract drilling industry historically has been and is expected to continue to be highly competitive and cyclical. During 1998, the decline in commodity prices in the oil and gas industry resulted in significantly reduced dayrates and decreased utilization, particularly in the U.S. Gulf of Mexico jackup drilling rig market. Since 1999, crude oil prices and natural gas prices have recovered but there can be no assurance that demand for drilling rigs will increase. Sustained weak commodity prices, economic problems in countries outside the United States, and a number of other factors beyond our control could further curtail spending by oil and gas companies. We cannot predict whether or not current market conditions will continue at favorable levels and if so, to what extent. A sustained period of depressed market conditions would have a material adverse effect on our future results of operations.

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

                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

         In September 2000, the Company was served a legal action which was filed by an offshore worker employed by another drilling contractor on behalf of himself and those similarly situated, naming most of the offshore drilling contractors as defendants, including the Company. The action was filed in the U.S. District Court, Southern District, Galveston Division, seeking to have the court certify a nationwide class and to recover damages to be proved, as well as treble damages, attorneys' fees, expenses, costs and other relief deemed appropriate, for alleged violations of federal and state antitrust laws and for engaging in alleged unfair trade practices by suppressing wages and benefits of offshore workers. While the Company believes that it has valid defenses in this matter, the Company has determined that protracted litigation will be a distraction to the operation of its business and consequently has agreed to settle the litigation out of court for a conditional payment of $1 million. As of June 30, 2001, the Company had fully accrued for the settlement amount, including legal expenses, classified as general and administrative expenses. The ultimate payment of the settlement amount is conditioned upon, among other things, the plaintiff being able to establish a valid nationwide class.

         The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse affect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 2.  Changes in Securities and Use of Proceeds.

         (a) On May 15, 2001, stockholders approved an amendment to the Chiles Certificate of Incorporation to eliminate restrictions on the mortgage, pledge, transfer and other disposition of the assets of the Company without obtaining prior written consent of holders of at least 66 2/3% in voting power of the outstanding shares of Chiles common stock.

         (c) On July 25, 2001, the Company issued a total of 2,679,723 shares of Chiles common stock, par value $.01 per share, to former stockholders of GIA2, Inc. as consideration in the merger of GIA2, Inc. with and into Chiles in connection with its acquisition of the offshore drilling rig, the Tonala, owned by a wholly owned subsidiary of GIA2, Inc. This merger was contemplated by an agreement (the "Tonala Agreement") dated as of July 20, 2000, as amended by amendment No. 1 thereto, dated November 10, 2000 (the "Amendment"), by and among Chiles, Perforadora Central, S.A. de C.V. ("Perforadora") and the stockholders of Perforadora. The sale of these securities was deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on
Section 4(2) thereof as a transaction by an issuer not involving a public offering.

ITEM 4. Submission of Matters to a Vote of Security Holders

         On May 15, 2001, the Company held its annual meeting of stockholders. The matters submitted to a vote through the solicitation of proxies were to elect ten directors to serve until the 2002 annual meeting of stockholders; to ratify the appointment of Arthur Andersen LLP as the Company's independent public accountants for the year ending December 31, 2001; and to amend the Company's Certificate of Incorporation to eliminate restrictions on the mortgage, pledge, transfer and other disposition of the assets of the Company without obtaining prior written consent of holders of at least 66 2/3% in voting power of the outstanding shares of Chiles common stock.

                                                                          Votes Cast:
                                                          --------------------------------------------
                 Matter Voted Upon:                            For         Against/       Abstained
                                                                           Withheld
------------------------------------------------------    --------------------------------------------
1.   Election of Directors:
       Charles Fabrikant                                     13,826,936              -        214,300
       Randall Blank                                         13,705,363              -        335,873
       William Chiles                                        13,051,236              -        990,000
       Dick Fagerstal                                        12,852,663              -      1,188,573
       Jonathan Fairbanks                                    13,841,036              -        200,200
       Alan Locker                                           13,866,136              -        175,100
       Timothy McKeand                                       13,851,936              -        189,300
       Patricio Morphy                                       13,841,036              -        200,200
       Luis Morphy                                           13,841,036              -        200,200
       Robert Pierot                                         13,866,136              -        175,100
2.   Approval of Arthur Andersen LLP as independent
     public accountants:                                     14,025,336         15,500            400
3.   Approval of the amendment to the Certificate of
     Incorporation:                                          13,185,643         10,825        844,768

ITEM 6.  Exhibits and Reports on Form 8-K.

A.   Exhibits

Exhibit No.                     Description
-----------                     -----------
         2.1 Agreement and Plan of Merger, dated as of July 25, 2001, by and between Chiles Offshore Inc. and GIA2, Inc. (incorporated by reference to Exhibit 2.1 from Chiles' Current Report on Form 8-K filed August 9, 2001).

         3.1 Certificate of Amendment to the Certificate of Incorporation of Chiles Offshore Inc., effective as of August 13, 2001.

         3.2 Amended and Restated By-laws of Chiles Offshore Inc., effective as of July 10, 2001.

         10.1 Contract for Hire of the Drilling Unit Chiles Coronado between BP Trinidad and Tobago LLC and Chiles Offshore Inc., dated July 24, 2001.

B.   Reports on Form 8-K

     Current Report on Form 8-K, dated August 9, 2001 and filed on August 9, 2001, reporting, under Item 2, the Company's announcement that it had completed the acquisition of the offshore drilling rig, the Tonala.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CHILES OFFSHORE INC.

                                By:  /s/ Dick Fagerstal
                                     --------------------------------------
                                     Dick Fagerstal
                                     Senior Vice President, Chief Financial
                                         Officer and Secretary
                                     (Principal Financial Officer)



Dated:  August 14, 2001

                                  EXHIBIT INDEX

Exhibit No.                          Description
-----------                          -----------
         2.1 Agreement and Plan of Merger, dated as of July 25, 2001, by and between Chiles Offshore Inc. and GIA2, Inc. (incorporated by reference to Exhibit 2.1 from Chiles' Current Report on Form 8-K filed August 9, 2001).

         3.1 Certificate of Amendment to the Certificate of Incorporation of Chiles Offshore Inc., effective as of August 13, 2001.

         3.2 Amended and Restated By-Laws of Chiles Offshore Inc., effective as of July 10, 2001.

         10.1 Contract for Hire of the Drilling Unit Chiles Coronado between BP Trinidad and Tobago LLC and Chiles Offshore Inc., dated July 24, 2001.