Form 10-Q
period 2001-09-30
CHILES OFFSHORE INC/NEW/
filed 2001-11-14
CIK 1052667

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
   (MARK ONE)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001 OR


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


                            11200 RICHMOND, SUITE 490
                            HOUSTON, TEXAS 77082-2618
                                 (832) 486-3500
    (Address, Including Zip Code, and Telephone Number, Including Area Code,
                of the Registrant's Principal Executive Offices)


           Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

           The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of October 31, 2001, was 20,262,932.

--------------------------------------------------------------------------------



NY2/#1095797

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                   Sept. 30, 2001              Dec. 31, 2000
                                                                                   --------------              -------------
                                                                                     (Unaudited)
                                  ASSETS

CURRENT ASSETS:
Cash and cash equivalents..................................................        $       8,930               $     47,145
Cash and cash equivalents, restricted......................................                    -                      6,443
Accounts receivable........................................................               10,614                      7,661
Other current assets.......................................................                1,935                      1,413
                                                                                   --------------              -------------
       Total current assets................................................               21,479                     62,662
                                                                                   --------------              -------------

PROPERTY AND EQUIPMENT:
Drilling rigs and equipment................................................              318,548                    197,903
Less accumulated depreciation..............................................              (15,457)                    (9,682)
                                                                                   --------------              -------------
Net drilling rigs and equipment............................................              303,091                    188,221
Rigs under construction....................................................              106,393                     46,498
                                                                                   --------------              -------------
       Total property and equipment........................................              409,484                    234,719
                                                                                   --------------              -------------
OTHER ASSETS...............................................................                2,293                      2,674
       Total assets........................................................        $     433,256               $    300,055
                                                                                   ==============              =============

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable...........................................................        $      10,117               $     14,156
Accrued liabilities........................................................                8,354                      9,192
Current portion of long-term debt..........................................                5,775                          -
                                                                                   --------------              -------------
       Total current liabilities...........................................               24,246                     23,348
                                                                                   --------------              -------------

LONG-TERM DEBT.............................................................               52,069                          -
DEFERRED TAX LIABILITY.....................................................               35,215                     28,858
OTHER LONG-TERM LIABILITIES................................................                3,954                          -
                                                                                   --------------              -------------
       Total liabilities...................................................              115,484                     52,206
                                                                                   --------------              -------------

STOCKHOLDERS' EQUITY:
Common stock, par value $.01 per share; 100,000,000 shares authorized,
20,371,932 and 17,687,241 shares issued, respectively......................                  204                        177
Less 109,000 shares held in treasury at cost...............................               (1,744)                    (1,744)
Additional paid-in capital.................................................              329,019                    274,027
Retained deficit ..........................................................               (9,707)                   (24,611)
                                                                                   --------------              -------------
Stockholders' equity.......................................................              317,772                    247,849
                                                                                   --------------              -------------
       Total liabilities and stockholders' equity..........................        $     433,256              $     300,055
                                                                                   ==============              =============

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                        Three Months Ended                   Nine Months Ended
                                                                             Sept. 30,                           Sept. 30,
                                                                    -------------------------           -------------------------
                                                                        2001          2000                  2001           2000
                                                                        ----          ----                  ----           ----

REVENUE.....................................................          $15,102     $  16,216             $  53,340        $ 39,253

COSTS AND EXPENSES:
   Operating................................................            4,970         5,081                15,531          13,057
   Bareboat charter.........................................              249         2,468                 6,798           3,929
   General and administrative...............................              908           701                 3,266           2,047
   Depreciation and amortization............................            2,103         1,801                 5,775           5,324
                                                                  ------------   ------------         ------------      ----------
OPERATING INCOME............................................            6,872         6,165                21,970          14,896

OTHER INCOME (EXPENSE):
   Interest expense, net of capitalized interest............                -        (2,155)                    -          (7,945)
   Interest income..........................................               96           207                   612             359
                                                                  ------------   ------------         ------------      ----------
       Total other income (expense) ........................               96        (1,948)                  612          (7,586)

INCOME BEFORE INCOME TAX AND EXTRAORDINARY LOSS.............            6,968         4,217                22,582           7,310

PROVISION FOR INCOME TAX....................................           (2,369)      (27,614)               (7,678)        (27,614)
                                                                  ------------   ------------         ------------      ----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM.....................            4,599       (23,397)               14,904         (20,304)

EXTRAORDINARY LOSS ON EXTINGUISHMENT OF DEBT, NET OF TAX....                -        (1,820)                    -          (1,820)
                                                                  ------------   ------------         ------------      ----------
NET INCOME (LOSS)...........................................        $   4,599   $   (25,217)           $   14,904     $   (22,124)
                                                                  ============   ============         ============      ==========

Net income (loss) per common share:
   Basic:
   Income (loss) before extraordinary loss..................          $  0.24       $  (2.49)            $  0.82        $  (2.61)
   Extraordinary loss.......................................                -          (0.20)                  -           (0.24)
                                                                  ------------   ------------         ------------      ----------
   Net income (loss)........................................          $  0.24       $  (2.69)            $  0.82        $  (2.85)
                                                                  ============   ============         ============      ==========
   Diluted:
   Income (loss) before extraordinary loss..................          $  0.23       $  (2.49)            $  0.81        $  (2.61)
   Extraordinary loss.......................................                -          (0.20)                  -           (0.24)
                                                                  ------------   ------------         ------------      ----------
   Net income (loss)........................................          $  0.23       $  (2.69)            $  0.81        $  (2.85)
                                                                  ============   ============         ============      ==========
Weighted average common shares outstanding:
   Basic....................................................       19,563,565      9,388,466          18,248,036        7,766,876
   Diluted..................................................       19,648,439      9,388,466          18,354,038        7,766,876


The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        Nine Months Ended
                                                                                             Sept. 30,
                                                                              --------------------------------------
                                                                                      2001              2000
                                                                              ------------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income..........................................................               $ 14,904          $ (22,124)
   Adjustments to reconcile net income to net cash
     provided by operating activities -
     Deferred income taxes.............................................                  6,357             27,614
     Depreciation......................................................                  5,775              5,325
     Amortization of deferred expenses.................................                      -                328
     Extraordinary loss on extinguishment of debt......................                      -              1,820
   Increase (decrease) in operating cash flows, net of acquisition, resulting from-
     Accounts receivable...............................................                 (2,953)            (4,966)
     Accounts payable..................................................                 (4,182)            (1,328)
     Accrued liabilities...............................................                  1,801              3,365
     Prepaid expense and other.........................................                 (1,061)            (1,861)
     Other long-term liabilities.......................................                  3,954             (1,500)
                                                                              ------------------- ------------------
   Net cash provided by operating activities...........................                 24,595              6,673
                                                                              ------------------- ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment.................................                (69,338)           (18,830)
                                                                              ------------------- ------------------
   Net cash used in investing activities...............................                (69,338)           (18,830)
                                                                              ------------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Membership capital contributions, net...............................                      -             32,790
   Exercise of warrants................................................                      -              3,000
   Proceeds from bank facility.........................................                      -             16,860
   Repayment of bank facility..........................................                      -            (38,860)
   Repurchase and retirement of senior notes...........................                      -            (94,875)
   Net proceeds from public offering...................................                      -            156,948
   Proceeds from issuance of common stock upon exercise of
     options...........................................................                     85                  -
                                                                              ------------------- ------------------
   Net cash provided by financing activities...........................                     85             75,863
                                                                              ------------------- ------------------

RESTRICTED CASH, beginning of period...................................                  6,443                  -

RESTRICTED CASH, end of period.........................................                      -                  -
                                                                              ------------------- ------------------
NET DECREASE IN RESTRICTED CASH........................................                  6,443                  -
                                                                              ------------------- ------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS...................                (38,215)            63,706
                                                                              ------------------- ------------------
CASH AND CASH EQUIVALENTS, beginning of period.........................                 47,145              3,952
                                                                              ------------------- ------------------
CASH AND CASH EQUIVALENTS, end of period...............................                $ 8,930           $ 67,658
                                                                              =================== ==================

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.         BASIS OF PRESENTATION

           Chiles Offshore LLC, the predecessor to Chiles Offshore Inc., was formed in August 1997 as a Delaware limited liability company for the purpose of constructing, owning and operating ultra-premium jackup drilling rigs. In September 2000, in conjunction with its initial public offering of common stock (the "IPO"), Chiles Offshore LLC was converted into a Delaware corporation and renamed Chiles Offshore Inc. (the "Company").

           The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and have not been audited by the Company's independent public accountants. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments necessary to present a fair statement of the results for the periods included herein) have been made and the disclosures contained herein are adequate to make the information presented not misleading. Operating results for the three and nine months ended September 30, 2001, are not necessarily indicative of the results that will be realized for the year ending December 31, 2001. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of and for the period ended December 31, 2000, included in the Company's Annual Report on Form 10-K. Unless the context otherwise indicates, any references in the Quarterly Report on Form 10-Q to the "Company" refer to Chiles Offshore Inc. or Chiles Offshore LLC, as applicable, and its wholly owned subsidiaries and "Chiles" refers to Chiles Offshore Inc.

           Certain prior period amounts in the consolidated financial statements have been reclassified for comparative purposes. Such reclassifications had no effect on net income or the overall financial condition of the Company.

2.         EARNINGS PER SHARE

           Under the provisions of Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings per Share", basic earnings per share is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted earnings per share is computed including the impact of all potentially dilutive securities. For the three and nine months ended September 30, 2000, the weighted average number of common shares represented the conversion of pre-IPO membership interests to an equivalent number of common shares. During 2001, the Company issued 182,800 options to purchase common stock to Company employees at an average exercise price of $22.00 per share, which approximated market value at the date of grant. The following table summarizes the basic and diluted per share computations for net income per common share for the three and nine months ended September 30, 2001 and 2000 (in thousands, except share and per share data):

                                                    Three Months Ended                    Nine Months Ended
                                                        Sept. 30,                             Sept. 30,
                                           ------------------------------------- ------------------------------------
                                                 2001               2000               2001              2000
                                           ------------------------------------- ------------------------------------
Numerator:
Net income (loss) ........................       $  4,599         $ (25,217)          $  14,904        $ (22,124)

Denominator:
    Basic.................................     19,563,565          9,388,466         18,248,036         7,766,876
    Effect of dilutive stock options......         84,874                  -            106,002                 -
                                             ------------       ------------        -----------      ------------
    Diluted...............................     19,648,439          9,388,466         18,354,038         7,766,876
Net income (loss) per common share:
    Basic.................................       $   0.24          $  (2.69)           $   0.82        $   (2.85)
    Diluted...............................       $   0.23          $  (2.69)           $   0.81        $   (2.85)

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.         INCOME TAXES

           Prior to September 22, 2000, the Company was a limited liability company which was treated as a partnership for federal and state income tax purposes and, as a result, was not subject to income taxes. On September 22, 2000, the limited liability company status was terminated and, upon termination, the Company adopted SFAS No. 109 "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability based approach in accounting for income taxes. As a result of termination of the limited liability company status, the Company recorded a net deferred tax liability through a charge to earnings of $27.4 million in the third quarter of 2000 in connection with the IPO, attributable primarily to the difference in financial reporting and tax reporting methods of accounting for depreciation. The following pro forma data is presented to apply the Company's effective tax rate of 34% to income before income taxes as if the Company had been a taxable entity for the three and nine months ended September 30, 2000 (in thousands, except share and per share data).


                                                                 Three Months Ended             Nine Months Ended
                                                                   Sept. 30, 2000                 Sept. 30, 2000
                                                             ---------------------------    ---------------------------
      Income before income tax and
            extraordinary loss ...........................           $  4,217                       $  7,310
      Pro forma income tax provision......................              1,434                          2,485
                                                                 -------------                  -------------
      Pro forma income before extraordinary loss..........           $  2,783                       $  4,825
                                                                 =============                  =============
      Pro forma income before extraordinary loss
      per common share:
            Basic.........................................           $   0.30                       $   0.62
                                                                 =============                  =============
            Diluted.......................................               0.30                           0.62
                                                                 =============                  =============

4.         ACQUISITION

           On July 25, 2001, pursuant to an agreement entered into in July 2000 (the "Tonala Agreement") and subsequently amended in November 2000 (the "Tonala Amendment"), the Company completed its acquisition of all of the shares of capital stock of an entity that owned the ultra-premium jackup rig Tonala. The Company had operated the Tonala under a bareboat charter with Perforadora Central, S.A. de C.V., a Mexican company, and related parties ("Perforadora Central") since the completion of its construction and final commissioning in April 2000 (the "Tonala Charter"). The Tonala Amendment and a concurrent amendment to the Tonala Charter adjusted payments under the Tonala Charter such that the Company would be treated from a commercial standpoint as if it owned the Tonala from July 20, 2000, with the Company being credited for cash flow received by Perforadora Central under the Tonala Charter, and charged for debt service payments made by Perforadora after such date on debt guaranteed by the U.S. Maritime Administration ("Marad") and secured by the Tonala. In October 2000, two executives of Perforadora Central were named to the Company's board of directors. Under the terms of the Tonala Agreement, upon closing of the transaction, the Company paid total consideration for the Tonala consisting of the issuance of 2,679,723 shares of common stock with a market value per share on the date of closing of $20.50 and the assumption of the remaining principal balance due on the related Marad-guaranteed debt, which was approximately $58.8 million at July 25, 2001, less a debt discount of approximately $1 million (an aggregate value of approximately $111 million). In connection with its acquisition of the Tonala, the Company also paid approximately $0.1 million in commissions and $0.5 million in other acquisition costs, and received the benefit of approximately $2.5 million in charter payables forgiven by Perforadora Central, which resulted in a discount to the purchase price. The Marad-guaranteed debt bears interest at a rate of 5.6% per year and has semi-annual payments of approximately $2.9 million in principal plus accrued interest due in January and July each year until the final maturity in 2011 and is subject to certain customary covenants. In each of January and July 2001, under the terms of the Tonala Agreement, as amended, the Company paid $4.8 million of principal and interest, on behalf of Perforadora Central for the

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


regularly scheduled payment of the Marad guaranteed debt secured by the Tonala. Subsequent to the date of acquisition, the Company renamed the acquired rig the Chiles Coronado.

In August 2001, the Company signed a three-year contract with a major integrated oil and gas operator for the use of the Chiles Coronado in Trinidad. The rig began operations in Trinidad in September 2001.

5.         LONG-TERM DEBT

           In April 2000, in connection with the construction agreement for the Chiles Discovery, the Company executed an agreement with a non-U.S. lender that is affiliated with Keppel FELS Limited, a Singapore company ("Keppel"), to provide up to $82 million of debt financing toward the construction cost of the Chiles Discovery (the "Discovery Facility"). This facility is recourse only to the Chiles Discovery and any other assets owned by the subsidiary that owns the rig. The Discovery Facility provides for an interest rate equal to LIBOR plus 2% on a $75 million term loan due upon the earlier of twenty-two months from the first borrowing or delivery of the rig and LIBOR plus 3% on a $7 million revolving loan available to pay interest on the term loan. The Company will be able to extend the Discovery Facility for an additional eighteen months after delivery of the Chiles Discovery at a fixed rate to be determined at that time based on the lender's cost of funds plus 3%. As of September 30, 2001, there were no borrowings under the Discovery Facility.

           In December 2000, the Company entered into an agreement with three banks to provide a senior secured reducing revolving credit facility of $120 million (the "Bank Facility") of which $76 million was available for general corporate purposes at September 30, 2001. The Bank Facility shall be permanently reduced semi-annually, beginning in June 2001, with a balloon payment at maturity. Subject to such reductions, the entire Bank Facility will be available subject to the Company providing the lenders with certain additional collateral. Borrowings under the Bank Facility may be repaid and reborrowed during the term of the agreement and will bear interest at the rate of LIBOR plus a margin of 1.5% to 2.0% depending upon the amount drawn. The Bank Facility will mature on December 7, 2007, at which time any outstanding principal amount and any unpaid interest will be due. The Company is required to pay a commitment fee equal to 0.7% per annum, quarterly in arrears, on the undrawn amount of the Bank Facility. The Bank Facility is guaranteed by two wholly-owned subsidiaries of the Company that are owners of the Chiles Magellan and Chiles Columbus and such guarantees are secured by first priority mortgages, assignments of earnings (which may continue to be collected by the Company unless an event of default occurs) and assignments of insurances on such rigs. The Bank Facility contains customary affirmative and negative covenants and, further, requires the Company to prevent the guarantors from making certain loans and advances, except in their normal course of business or to certain affiliates. In September 2000, using proceeds from the IPO, the Company paid down all outstanding debt under its prior $40 million bank facility. At September 30, 2001, there were no borrowings under the Bank Facility.

           In July 2001, in connection with the acquisition of the Tonala (see
Note 4), subsequently renamed the Chiles Coronado, the Company assumed the remaining principal balance due on the related Marad-guaranteed debt, which was approximately $58.8 million, and recorded a debt discount of approximately $1 million. The Marad-guaranteed debt bears interest at a rate of 5.6% per year and has semi-annual payments of approximately $2.9 million in principal plus accrued interest due in January and July each year until the final maturity in 2011 and is subject to certain customary covenants.

           In October 2001, the Company entered into definitive documentation for the $81 million Marad-guaranteed financing for the construction and term financing of the Chiles Galileo (see Note 10).

           The Company capitalizes interest applicable to the construction of offshore drilling rigs as a cost of such assets. Capitalized interest for the three months ended September 30, 2001 and 2000, was $1 million and $0.3 million, respectively. Capitalized interest for the nine months ended September 30, 2001 and 2000 was $1.8 million and $0.5 million, respectively.

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6.         SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                                       Nine Months Ended
                                                                        ------------------------------------------------
                                                                           Sept. 30, 2001            Sept. 30, 2000
                                                                        ---------------------     ----------------------
      Cash paid for interest, net of capitalized interest ...........           $    -                   $  9,361
      Non-cash investing and financing activities -
      Acquisition of the Tonala with:
            Common stock.............................................           54,934                          -
            Acquisition of debt......................................           57,844                          -
            Reduction of accounts payable and other..................           (1,891)                         -

7.         COMMITMENTS AND CONTINGENCIES

           In April 2000, the Company entered into an agreement with Keppel and various equipment vendors for construction and delivery of the Chiles Discovery rig, at a cost estimated not to exceed $110 million, excluding interest and other capitalized costs. At September 30, 2001, the Company had a remaining aggregate estimated cost to complete the construction and outfitting, exclusive of any interest and other capitalized costs, of the Chiles Discovery, of approximately $43 million. These amounts will become payable in future periods in accordance with terms of the construction contract and vendor agreements. The Company expects to use cash from operations and funds available under the Discovery Facility to fund the construction of the rig. The Company expects the Chiles Discovery to be delivered in Singapore and placed in service during the second quarter of 2002. The rig is contracted to operate for a major independent oil and gas operator for a term that will last a minimum of 600 days in the Timor Gap Zone of Cooperation between Australia and East Timor. As part of the construction agreement with Keppel, the Company entered into a master option agreement (the "Master Option Agreement") that provides the Company the right to require Keppel, or its wholly owned subsidiary AMFELS, Inc. ("AMFELS"), of Brownsville, Texas, to construct up to three additional rigs ("Option Rig or Rigs") similar to the Chiles Discovery.

           In October 2000, the Company exercised its first option under the Master Option Agreement to construct the Chiles Galileo at AMFELS shipyard in Brownsville, Texas at a cost estimated not to exceed $112 million, excluding interest and other capitalized costs. At September 30, 2001, the Company had a remaining aggregate estimated cost to complete the construction and outfitting, exclusive of any interest and other capitalized costs, of the Chiles Galileo, of approximately $61 million. The Company expects to use cash from operations and funds available under a credit facility of up to $81 million, which is backed by a guarantee from Marad (see Note 10) to fund the construction of the rig. The Chiles Galileo is expected to be completed during the third quarter of 2002.

           In September 2000, the Company was served a legal action that was filed by an offshore worker employed by another drilling contractor on behalf of himself and those similarly situated, naming most of the offshore drilling contractors, including the Company, as defendants. The action was filed in the U.S. District Court for the Southern District of Texas, Galveston Division, seeking to have the court certify a nationwide class and to recover damages to be proved, as well as treble damages, attorneys' fees, expenses, costs and other relief deemed appropriate, for alleged violations of federal and state antitrust laws and for engaging in alleged unfair trade practices by suppressing wages and benefits of Gulf of Mexico offshore workers employed by drilling contractors. Although the Company believes that it has valid defenses in this matter, the Company has determined that protracted litigation will be a distraction to the operation of its business and consequently has agreed to settle the litigation out of court for a conditional payment of $1 million. During the second quarter of 2001, the Company fully accrued for the settlement amount, including legal expenses, which were classified as general and administrative expenses. The payment of the settlement amount is conditioned upon, among other things, the plaintiff being able to establish a valid nationwide class.

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

8.         OPERATING SEGMENTS

           As of September 30, 2001, the Company had a single line of business and operated in both the U.S. Gulf of Mexico and Latin America. During the quarter ended September 30, 2001, the Company derived approximately 90% of its revenue from one customer. For the three months ended September 30, 2000, the Company derived 36%, 34% and 30% of its revenue from three customers. The loss of any such customer could have a material adverse effect on the Company's results of operations.

9.         RECENT ACCOUNTING PRONOUNCEMENT

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement establishes a single accounting model to be used for long-lived assets to be disposed of by sale and it expands the presentation of discontinued operations. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not anticipate that the statement will have a material impact on its financial position or results of operations.

10.        SUBSEQUENT EVENTS

           In October 2001, the Company entered into definitive documentation for the $81 million Marad-guaranteed financing for the construction and term financing of the Chiles Galileo (the "Galileo Facility"). The Galileo Facility allows for floating rate debt, which must be converted by the Company to fixed rate debt no later than two years after delivery of the rig. The Company has the option to convert from a floating interest rate to a fixed interest rate at any time prior to two years after delivery of the rig, and would also be required to convert to a fixed interest rate under certain circumstances. Under the terms of the Galileo Facility, principal and interest payments are due semi-annually starting six months after delivery of the rig and ending 18 years after delivery of the rig. The Galileo Facility has limited recourse to Chiles, and full recourse to the Chiles Galileo and all assets owned by the borrower, Chiles Galileo LLC, which owns the Chiles Galileo and is a 100% owned subsidiary of Chiles. In November 2001, the Company made the initial draw down on the Galileo Facility of approximately $18 million to partially pay for the construction of the rig.

           In November 2001, the Company entered into treasury rate lock agreements with a financial institution on a total notional amount of $40 million. Such treasury rate lock agreements mature in the fourth quarter 2003 and provide a partial hedge to changes in the future interest cost of issuing long-term fixed rate debt under the Galileo Facility and take advantage of what management considers to be a favorable interest rate environment. The Company intends to account for the hedge under SFAS No. 133 and apply cash flow hedge accounting treatment. Changes in the value of the hedge and the gain or loss recognized at the settlement date will be recorded to Other Comprehensive Income and recognized to interest expense over the life of the underlying debt. In the event of early extinguishment of debt, any realized or unrealized gain or loss from the interest rate lock would be recognized in income immediately.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

           Unless the context otherwise requires, references herein to "Chiles Offshore," "the Company," "we," "us," and "our," refer to Chiles Offshore Inc. or Chiles Offshore LLC, as applicable, and its wholly owned subsidiaries and "Chiles" refers to Chiles Offshore Inc.

           When included in this Quarterly Report on Form 10-Q or in documents incorporated herein by reference, the words, "expects," "intends," "anticipates," "projects," "believes," "estimates," and analogous expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995. Such forward-looking statements concerning management's expectations, strategic objectives, business prospects, anticipated performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Those risks and uncertainties are discussed under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our Registration Statement on Form S-1 (SEC file no. 333-39418) as declared effective by the Securities and Exchange Commission on September 18, 2000, as well as the information set forth below. Such risks and uncertainties include, among others, general economic and business conditions, drilling related risks, changes in oil and gas exploration activity, competition, regulatory initiatives and compliance with governmental regulations, customer preferences and various other matters. Certain statements discussed in Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) and elsewhere in the Quarterly Report on Form 10-Q contain forward-looking statements. Upon mobilization of the Chiles Coronado to Trinidad, such risks also include risks of operating in foreign jurisdictions, which could include risks of currency exchange restrictions, changes in foreign political, military and economic conditions, risks of government seizures of rigs and related risks. Many of these risks and related risks are beyond our control. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We expressly disclaim any obligation or undertaking to provide any updates to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.

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

           In 1997, we started construction of two ultra-premium jackup drilling rigs of the LeTourneau Super 116 design at AMFELS, Inc. ("AMFELS"), a shipyard located in Brownsville, Texas. The first rig, the Chiles Columbus, was delivered in May 1999, and the second rig, the Chiles Magellan, was delivered in October 1999. Both of these rigs are currently employed under drilling contracts in the U.S. Gulf of Mexico.

           In July 2001, we completed the acquisition of all of the shares of capital stock of an entity that owned the ultra-premium jackup rig Tonala, which we had operated under a bareboat charter since the completion of its construction and final commissioning in April 2000 (the "Tonala Charter"). With our acquisition of the Tonala, which we have now renamed the Chiles Coronado, we own and operate three of the seven existing ultra-premium jackup drilling rigs in the world.

           In August 2001, we signed a three-year contract with a major integrated oil and gas operator for the use of the Chiles Coronado in Trinidad. The Chiles Coronado was moved from the U.S. Gulf of Mexico to Trinidad and began drilling operations in September 2001.

           In April 2000, we entered into an agreement with Keppel FELS Limited ("Keppel"), a Singapore company, to construct an ultra-premium jackup rig of the KFELS Mod V "B" design, the Chiles Discovery. We expect the Chiles Discovery to be delivered in Singapore and placed in service during the second quarter of 2002. The rig is contracted to operate for a major independent oil and gas operator for a term that will last a minimum of 600 days in the Timor Gap Zone of Cooperation between Australia and East Timor. In April 2000, we also entered into a master option agreement (the "Master Option Agreement") with Keppel and its wholly owned subsidiary AMFELS for the construction, at our option, of up to three additional rigs of the same design. In October 2000, we exercised our first option under the Master Option Agreement to construct a rig, to be named the Chiles Galileo, at AMFELS. The Chiles Galileo is expected to be completed during the third quarter of 2002.

RESULTS OF OPERATIONS

           Revenue. We derive our revenue primarily from contracts to drill wells for oil and gas operators. In the U.S. Gulf of Mexico, these drilling contracts are typically for terms of 30 to 90 days, although we are presently operating under drilling contracts of longer duration, and provide for base dayrates, which may be subject to adjustments based on performance incentives. In international operations, we have entered into drilling contracts for multi-year periods. For the three and nine months ended September 30, 2001, rig utilization was 100% and the average dayrates were $74,762 and $71,597, respectively. During the available operating days in the three and nine months ended September 30, 2000, our rigs earned average dayrates of $58,754 and $54,519, respectively, and achieved 100% utilization. In calculating our average dayrates, we divide the revenue earned by our rigs during the period by the total number of rig operating days in the period. In addition, our average dayrates include any bonuses that may be triggered by achieving performance and safety targets in our drilling contracts.

           Both dayrates and utilization are a function of demand for, and availability of, drilling rigs, which are affected by short- and long-term trends in oil and gas prices, which are, in turn, related to the demand for petroleum products and the current availability of oil and gas resources.

           Costs and Expenses. Rig operating expense consists primarily of crew costs, insurance, repair and maintenance and other related costs. General and administrative expense consists primarily of corporate and safety management, administration, marketing, financial and legal expenses.

           The following table provides results of operations, utilization, average dayrates and available rig day information for the periods indicated (in thousands except rig utilization, average dayrates and available rig days):

                                                     Three Months Ended                  Nine Months Ended
                                                         Sept. 30,                          Sept. 30,
                                               --------------------------------    ------------------------------
                                                   2001             2000               2001            2000
                                               -------------- -----------------    -------------- ---------------
Revenue......................................       $ 15,102          $ 16,216          $ 53,340        $ 39,253
General and administrative expense...........            908               701             3,266           2,047
Operating income.............................          6,872             6,165            21,970          14,896
Interest income (expense), net...............             96            (1,948)              612          (7,586)
Provision for income tax.....................         (2,369)          (27,614)           (7,678)        (27,614)
Net income (loss)............................          4,599           (25,217)           14,904         (22,124)
Rig utilization..............................            100%              100%              100%            100%
Average dayrates.............................       $ 74,762           $58,754          $ 71,597         $54,519
Available rig days...........................            202               276               745             720


THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

           Revenue decreased approximately $1.1 million, or 6.9%, for the three months ended September 30, 2001, compared to the three months ended September 30, 2000. The decrease in revenue was a result of a decrease of 74 available rig days, offset with an increase in average dayrates of $16,008, to $74,762 per day for the three months ended September 30, 2001, as compared to the same period in the prior year. Available rig days declined for the third quarter 2001 as the newly acquired rig, the Chiles Coronado, was undergoing modifications during the period in connection with its contract with a major integrated oil and gas operator. During the same period, the rig was mobilized from the U.S. Gulf of Mexico to Trinidad to begin operations under the contract. The increase in average dayrates was a result of higher market rates for rigs in the markets in which we operate, which are typically correlated with current and future expectations of oil and gas prices at the time we enter into the contracts.

           Operating income increased approximately $0.7 million, or 11.5%, for the three months ended September 30, 2001, compared to the three months ended September 30, 2000. The increase was primarily a result of a reduction in bareboat charter expense of $2.2 million due to the acquisition of the Chiles Coronado (formerly, the Tonala), offset by a decrease in revenue.

           Net interest expense decreased approximately $2 million for the three months ended September 30, 2001, compared to the three months ended September 30, 2000. During 2000, we carried outstanding debt until late September, at which time we used proceeds from our IPO to purchase and retire all of our outstanding debt obligations. All interest expense incurred in the three months ended September 30, 2001, was capitalized into the cost of our rigs under construction. Capitalized interest expense for the three months ended September 30, 2001, was $1 million, compared to $0.3 million for the same period in the prior year.

           The provision for income tax decreased by approximately $25.2 million, or 91.4%, for the three months ended September 30, 2001, compared to the three months ended September 30, 2000. Prior to September 22, 2000, we were a limited liability company for federal and state income tax purposes and, as a result, were not subject to income taxes. On September 22, 2000, the limited liability company status was terminated and, upon termination, we adopted SFAS No. 109 "Accounting for Income Taxes." As a result of termination of the limited liability company status, we recorded a net deferred tax liability through a charge to earnings of $27.4 million in the third quarter of 2000 in connection with the IPO, attributable primarily to the difference in financial reporting and tax reporting methods of accounting for depreciation.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

           Revenue increased approximately $14.1 million, or 35.9%, for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000. The chartered rig, the Tonala (which we later acquired and renamed the Chiles Coronado), was delivered and placed in service in April 2000. As a result, available rig days for the nine months ended September 30, 2001, were higher than the comparable period in 2000. However, somewhat offsetting this increase was a reduction in available rig days as, during the third quarter of 2001, the Chiles Coronado underwent modifications in connection with its contract with a major integrated oil and gas operator. The rig was then mobilized from the Gulf of Mexico to Trinidad to begin operations under the contract. In addition to the increase in available rig days, average dayrates increased $17,078, to $71,597 per day for the nine months ended September 30, 2001, as compared with the nine months ended September 30, 2000. The increase in average dayrates was a result of higher market rates for rigs in the markets in which we operate, which are typically connected with current and future expectations of oil and gas prices at the time we enter into the contracts.

           Operating income increased approximately $7.1 million, or 47.5%, for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000. The increase was a result of the increase in revenue, offset by increases in bareboat charter and operating expense as a result of the delivery of the Tonala in April 2000 and a charge recorded in 2001 related to the $1 million conditional settlement of a class action suit filed against us and most other offshore drilling contractors.

           Net interest expense decreased approximately $8.2 million for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000. During 2000, we carried outstanding debt until late September, at which time we used proceeds from our IPO to purchase and retire all of our outstanding debt obligations. All interest expense incurred in the nine months ended September 30, 2001, was capitalized into the cost of our rigs under construction. Capitalized interest expense for the nine months ended September 30, 2001, was $1.8 million, compared to $0.5 million for the same period in the prior year.

           The provision for income taxes decreased by approximately $19.9 million, or 72.2%, for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000, due to our conversion from a limited liability company to a corporation in connection with our IPO in September 2000 and, as a result of that conversion, becoming subject to U.S. federal and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

           Our ongoing liquidity requirements arise primarily from our need to service debt, when incurred, provide working capital and construct and acquire rigs and equipment. Since our inception, we have been managing the construction and ongoing operations of our rigs using cash generated by private placements of equity, the issuance of our senior notes, borrowings under our credit facilities, the IPO and cash from operations. If we exercise additional options under a master option agreement with Keppel FELS Limited to construct additional rigs, we may require additional financing in the future.

           During the nine months ended September 30, 2001, we generated approximately $24.6 million of cash flows from operations, which were used to meet working capital requirements and to invest, together with remaining proceeds from our IPO, an aggregate of $69.3 million in additions to property and equipment, primarily to fund the construction of the Chiles Discovery and the Chiles Galileo.

           As of September 30, 2001, we had cash and cash equivalents of $8.9 million, a working capital deficit of $2.8 million and outstanding debt of $57.8 million related to the acquisition of the Chiles Coronado. The remaining aggregate estimated costs to complete construction and outfitting of the Chiles Discovery and Chiles Galileo, including the outfitting of the rigs and engineering, construction management and other supervisory costs, excluding interest and other capitalized costs, are expected to be approximately $43 million and $61 million, respectively.

           In April 2000, we entered into an agreement for the construction of the Chiles Discovery. We estimate its construction cost not to exceed $110 million, exclusive of interest and other capitalized costs. We expect to use cash from operations and funds available under a credit facility of up to $82 million (the "Discovery Facility") to fund the remaining construction of the rig. The credit facility was provided by a non-U.S. lender that is affiliated with Keppel. The Discovery Facility is non-recourse to Chiles, but full recourse to the Chiles Discovery and all assets owned by the borrower, Chiles Discovery LLC, which owns the Chiles Discovery and is a 100% owned subsidiary of Chiles.

           In December 2000, we entered into an arrangement with a bank group to provide a $120 million senior secured reducing revolving credit facility maturing in December 2007 (the "Bank Facility") of which $76 million is currently available. The Bank Facility shall be permanently reduced semi-annually beginning in June 2001, with a balloon payment at maturity. Subject to such reductions, the entire Bank Facility will be available subject to us providing the lenders with certain additional collateral. The Bank Facility is secured by a first priority mortgage on the Chiles Columbus and the Chiles Magellan. At September 30, 2001, there were no borrowings under the Bank Facility.

           On July 20, 2000, we entered into an agreement with Perforadora Central S.A. de C.V., a Mexican company and related parties ("Perforadora Central") to acquire the Tonala. As amended in November 2000, this agreement and the charter (also, as amended in November 2000) under which we operated the Tonala, adjusted payments made thereunder such that we would be treated, from a commercial standpoint, as if we owned the Tonala from July 20, 2000, and be credited for cash flow received by Perforadora Central under the charter, and charged for debt service payments made by Perforadora Central after such date on U.S. Maritime Administration ("Marad") guaranteed debt secured by the Tonala. In July 2001, upon consummation of our acquisition of the Tonala, which we subsequently renamed the Chiles Coronado, we issued 2,679,723 shares of common stock and assumed the remaining principal balance due of approximately $58.8 million on the related Marad-guaranteed debt (the "Coronado Facility"). The Coronado Facility bears interest at a rate of 5.6% per year and has semi-annual payments of approximately $2.9 million in principal plus accrued interest due in January and July each year until the final maturity in 2011 and is subject to certain customary covenants. In each of January and July 2001, we paid $4.8 million of principal and interest on behalf of Perforadora Central for the regularly scheduled payment of the Coronado Facility.

           The Chiles Galileo is under contract to be completed at a cost estimated not to exceed $112 million, excluding interest and other capitalized costs. We expect to finance the construction of the Chiles Galileo with cash from operations and with funds drawn under an $81 million Marad-guaranteed credit facility (the "Galileo Facility"). The Galileo Facility allows for floating rate debt, which we must convert to fixed rate debt no later than two years after delivery of the rig. We have the option to convert from a floating interest rate to a fixed interest rate at any time prior to two years after delivery of the rig, and would also be required to convert to a fixed interest rate under certain circumstances. Under the terms of the Galileo Facility, principal and interest payments are due semi-annually starting six months after delivery of the rig and ending 18 years after delivery of the rig. The Galileo Facility has limited recourse to Chiles, and full recourse to the Chiles Galileo and all assets owned by the borrower, Chiles Galileo LLC, which owns the Chiles Galileo and is a 100% owned subsidiary of Chiles. In November 2001, we made the initial draw down on the Galileo Facility of approximately $18 million to partially pay for the construction of the rig.

           In November 2001, we entered into treasury rate lock agreements with a financial institution on a total notional amount of $40 million. Such treasury rate lock agreements mature in the fourth quarter 2003 and provide a partial hedge to changes in the future interest cost of issuing long-term fixed rate debt under the Galileo Facility and take advantage of what management considers to be a favorable interest rate environment. We intend to account for the hedge under SFAS No. 133 and apply cash flow hedge accounting treatment. Changes in the value of the hedge and the gain or loss recognized at the settlement date will be recorded to Other Comprehensive Income and recognized to interest expense over the life of the underlying debt. In the event of early extinguishment of debt, any realized or unrealized gain or loss from the interest rate lock would be recognized in income immediately.

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

OUTLOOK

           Our business and operations are materially dependent upon the condition of the oil and natural gas industry and, specifically, the exploration and production expenditures of oil and gas companies. As we begin to expand our operations beyond the U.S. Gulf of Mexico, our business and operations are and will continue to be particularly dependent upon the condition of the oil and natural gas industry and on the exploration and production expenditures of oil and gas companies in the United States and the other major countries in which we operate. The offshore contract drilling industry historically has been and is expected to continue to be highly competitive and cyclical. During 1998, the decline in commodity prices in the oil and gas industry resulted in significantly reduced dayrates and decreased utilization, particularly in the U.S. Gulf of Mexico jackup drilling rig market. Since 1999, crude oil prices and natural gas prices have recovered and we experienced steady demand for our services through September 2001. However, U.S. Gulf of Mexico rig activity has declined in recent months due apparently to lower natural gas prices and current natural gas inventories are reported to be near capacity. Drilling activities in the U.S. Gulf of Mexico may also be adversely affected by the present U.S. economic slowdown that may be further exacerbated by the September 11, 2001 terrorist attacks in New York City and Washington D.C. Although the initial decline in U.S. drilling activity did not impact the demand for our services in the third quarter, a sustained decline could adversely impact the demand for our services in 2002. Sustained weak commodity prices, economic problems in countries outside the United States, and a number of other factors beyond our control could further curtail spending by oil and gas companies. We cannot predict whether or not current U.S. market conditions will improve and if so, to what extent. A sustained period of depressed market conditions would have a material adverse effect on our future results of operations. We are also exposed to changes in the prices of oil and natural gas. The offshore contract drilling industry is dependent upon the exploration and production programs of oil and gas companies, which in turn are influenced by the price of oil and natural gas.

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

RECENT ACCOUNTING PRONOUNCEMENT

           In August 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement establishes a single accounting model to be used for long-lived assets to be disposed of by sale and it expands the presentation of discontinued operations. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. We do not anticipate that the statement will have a material impact on our financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

           We are exposed to changes in interest rates with respect to our various credit facilities, if and when they are drawn upon, and our long-term debt. We may, from time to time, use interest rate hedge instruments to manage part of this risk.

FOREIGN EXCHANGE RISK

           We operate internationally and are therefore subject to foreign exchange risk. This risk is primarily associated with purchases from foreign suppliers that are denominated in currencies other than the U.S. dollar. We manage this risk primarily by maintaining U.S. vendors as our major suppliers. Other than trade accounts payable, we have no other exposure to foreign exchange risk.

PART II. OTHER INFORMATION



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

            (c) On July 25, 2001, Chiles issued a total of 2,679,723 shares of its common stock, par value $.01 per share, to former stockholders of GIA2, Inc. as consideration in the merger of GIA2, Inc. with and into Chiles in connection with its acquisition of the offshore drilling rig, the Tonala, owned by a wholly owned subsidiary of GIA2, Inc. This merger was contemplated by an agreement (the "Tonala Agreement") dated as of July 20, 2000, as amended by Amendment No. 1 thereto, dated November 10, 2000 (the "Amendment"), by and among Chiles, Perforadora Central, S.A. de C.V. ("Perforadora") and the stockholders of Perforadora. The sale of these securities was deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on
Section 4(2) thereof as a transaction by an issuer not involving a public offering.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

A.    Exhibits

      None.

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


                                  CHILES OFFSHORE INC.

                                  By:  /s/ Dick Fagerstal
                                       ----------------------------------------
                                       Dick Fagerstal
                                       Senior Vice President, Chief Financial
                                         Officer and Secretary
                                       (Principal Financial Officer)


Dated:  November 14, 2001