Form 10-K
period 2001-12-31
CHILES OFFSHORE INC/NEW/
filed 2002-03-29
CIK 1052667

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

         For the fiscal year ended December 31, 2001

         OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____ to ______


                       Commission file number (333-39418)

                              Chiles Offshore Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                     76-0656029
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

11200 Richmond Avenue, Suite 490, Houston, Texas                77082-2618
--------------------------------------------------------------------------------
   (Address of Principal Executive Offices)                     (Zip Code)

                                 (713) 339-3777
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:


         Title of Each Class           Name of Each Exchange on Which Registered
         -------------------           -----------------------------------------
Common Stock, par value $.01 per share          American Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:


                                      None
                     --------------------------------------
                                (Title of Class)


                  Indicate by check mark whether each of the registrants: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that such registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.


                  The aggregate market value of the voting stock of the registrant held by non-affiliates as of March 21, 2002 was approximately $404,245,493. The total number of shares of common stock issued and outstanding as of March 21, 2002 was 20,262,932.


DOCUMENTS INCORPORATED BY REFERENCE:

                  The registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the registrant's last fiscal year is incorporated by reference into Items 10 through 13, Part III of this annual report on Form 10-K.


NY2:\1137983\10\_#2N09!.DOC\35287.0003

                              CHILES OFFSHORE INC.

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                                       Page
                                                                                                       ----
PART I..................................................................................................2
         Items 1. and 2.  Business and Properties.......................................................2
         Item 3.         Legal Proceedings.............................................................14
         Item 4.         Submission of Matters to a Vote of Security Holders...........................14
         Item 4a.        Executive Officers of the Registrant..........................................14

PART II................................................................................................16
         Item 5.         Market for Registrant's Common Equity and Related Stockholder Matters.........16
         Item 6.         Selected Financial Data.......................................................17
         Item 7.         Management's Discussion and Analysis of Financial Condition and
                         Results of Operations ........................................................18
         Item 7A.        Quantitative and Qualitative Disclosures About Market Risk....................33
         Item 8.         Financial Statements and Supplementary Data...................................33
         Item 9.         Changes in and Disagreements with Accountants on Accounting and
                         Financial Disclosure .........................................................34

PART III...............................................................................................34
         Item 10.        Directors and Executive Officers of the Registrant............................34
         Item 11.        Executive Compensation........................................................34
         Item 12.        Security Ownership of Certain Beneficial Owners and Management................34
         Item 13.        Certain Relationships and Related Transactions................................34

PART IV................................................................................................34
         Item 14.        Exhibits, Financial Statements Schedules, and Reports on Form 8-K.............34

SIGNATURES.............................................................................................40

                                     PART I

Certain statements discussed in this Annual Report under the captions "Business and Properties," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements" and elsewhere in this Annual Report constitute forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any of our forward-looking statements. Some of these factors are listed under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risks Related to Our Operations" and elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "anticipates," "intends," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievement. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report or to conform these statements to actual results or to changes in our expectations.

ITEMS 1. and 2.  Business and Properties

General

Chiles Offshore LLC, the predecessor to Chiles Offshore Inc., was formed in August 1997 as a Delaware limited liability company for the purpose of constructing, owning and operating ultra-premium jackup drilling rigs. In September 2000, in conjunction with our initial public offering of common stock (the "IPO"), Chiles Offshore LLC was converted into a corporation and renamed Chiles Offshore Inc. Unless the context otherwise requires, references herein to "Chiles Offshore," "the Company," "we," "us," and "our," refer to Chiles Offshore Inc. or Chiles Offshore LLC, as applicable, and its wholly-owned subsidiaries and "Chiles" refers to Chiles Offshore Inc.

In 1997, we started construction of two ultra-premium jackup drilling rigs of the LeTourneau Super 116 design at AMFELS, Inc. ("AMFELS"), a shipyard located in Brownsville, Texas. The first rig, the Chiles Columbus, was delivered in May 1999, and the second rig, the Chiles Magellan, was delivered in October 1999. Both the Chiles Columbus and Chiles Magellan are currently operated in the U.S. Gulf of Mexico under short-term (under twelve months) drilling contracts with affiliates of Shell ("Shell").

From April 2000 through July 2001, we operated a third ultra-premium jackup drilling rig of the Le Tourneau Super 116 design, the Tonala, under a bareboat charter with Perforadora Central S.A. de C.V., a Mexican company. In July 2001, pursuant to an agreement entered into in July 2000, as amended, we completed our acquisition of all of the shares of capital stock of the entity that owned the Tonala. Subsequent to the date of this acquisition, we renamed the acquired rig the Chiles Coronado. In August 2001, we signed a three-year contract with an affiliate of British Petroleum ("BP") for the use of the Chiles Coronado in Trinidad. The Chiles Coronado was subsequently moved from the U.S. Gulf of Mexico to Trinidad and began drilling operations in Trinidad in September 2001.

In April 2000, we entered into an agreement with Keppel FELS Limited, a Singapore company ("Keppel"), to construct an ultra-premium jackup rig of the KFELS Mod V "B" design, the Chiles Discovery. In February 2002, we took scheduled delivery of the Chiles Discovery in Singapore. The rig will remain in Singapore through commissioning, at which time it will be mobilized to the East Timor Gap Zone of Cooperation, located between East Timor and Australia, to begin work under a 600-800 day contract with an affiliate of Phillips Petroleum ("Phillips"). We anticipate that the rig will be placed in service in the second quarter of 2002 and estimate its final cost of construction to be approximately $110 million, exclusive of interest and other capitalized costs.

In April 2000, we also entered into a master option agreement (the "Master Option Agreement") with Keppel and its wholly-owned subsidiary, AMFELS, for the construction, at our option, of up to three additional rigs of the same design. In October 2000, we exercised the first of three options under the Master Option Agreement to construct the Chiles Galileo at AMFELS. We expect the Chiles Galileo to be delivered during the third quarter of 2002 and estimate its construction will cost $112 million, exclusive of interest and other capitalized costs. Because we exercised this first option, we now have a second option, which expires on April 6, 2002, to have Keppel or AMFELS construct a second ultra-premium rig. If we do not exercise our second option by April 6, 2002, the third option will also expire. We have not yet determined whether we will exercise the second option.

Drilling Operations

We intend to continue to focus on the ultra-premium jackup niche of the offshore drilling industry, a niche that is positioned between traditional jackup rigs and much more costly harsh environment jackup rigs. We intend to maximize the utilization of, and dayrates we receive for, our rigs by providing customers with significantly enhanced drilling flexibility and the ability to drill and complete a well faster and at overall lower costs than most other classes of rigs, while maintaining safe and environmentally sound operations. The key elements of our strategy are as follows:

         Own and Operate Ultra-Premium Jackup Rigs. We believe our ultra-premium jackup rigs can complete wells faster, more safely and more efficiently than more traditional jackup rigs. We believe the dayrates generally charged for jackup rigs represent less than half of the total cost to our clients of drilling a well and that the more complicated and technically demanding the well, the lower the rig costs are in proportion to the total variable costs of drilling the well. Additional variable costs relate to independent service crews, supply boats, provisioning and related logistics, helicopter runs and other ancillary services, all of which must be provided for as long as the rig is in operation. Given the magnitude of these related costs, the significant reduction in completion times that our ultra-premium jackup rigs are capable of achieving can result in significant savings to our clients in terms of the total cost of completing a well. We believe that these savings enable us to price our services at a premium to those commanded by less advanced drilling rigs. In addition, ultra-premium jackup rigs can drill wells that other less technologically advanced jackup rigs are unable to drill, which broadens the market for our rigs.

         Increase the Size of Our Ultra-Premium Jackup Rig Fleet to Meet Demand Growth. We expect to expand our fleet prudently over time. In July 2001, we acquired the Chiles Coronado and in February 2002 took delivery of the Chiles Discovery. We have entered into a contract to construct the Chiles Galileo and we have options to order up to two additional rigs. We believe that the offshore drilling industry is in the early stage of growth in the demand for ultra-premium jackup rigs. We believe that we have been able to secure favorable construction contract terms by placing orders at a time when relatively few new rigs are being built.

         Focus on the Natural Gas-Rich Markets in the U.S. Gulf of Mexico. Industry analysts expect that demand for natural gas in the United States will continue to grow over the next several years. The U.S. Gulf of Mexico is expected to remain a major source for meeting this demand and we intend to continue to focus a significant portion of our operations in that area. The U.S. Gulf of Mexico is the single largest market for jackup rigs in the world. The significant reserve potential and the presence of an established pipeline and production infrastructure in the U.S. Gulf of Mexico make it an attractive market for continued exploration and production activity.

         Target Market Opportunities Internationally. In addition to focusing on the U.S. Gulf of Mexico, we have begun to focus on international markets. In August 2001, we signed a three-year contract with BP for the use of the Chiles Coronado in Trinidad. The Chiles Coronado was subsequently moved from the U.S. Gulf of Mexico to Trinidad and began drilling operations in Trinidad in September 2001. In addition, following its commissioning, we anticipate that the Chiles Discovery will be mobilized to the East Timor Gap Zone of Cooperation, located between East Timor and Australia, in the second quarter of 2002 to begin work under a 600-800 day contract with Phillips. Subject to market conditions, we intend to continue to devote a portion of our efforts toward developing and expanding our international operations.

         Target Sophisticated Oil and Gas Operators. We seek to drill wells for major oil and gas companies and larger independent operators that we believe are willing to pay a premium dayrate for our rigs which can satisfy their more demanding productivity, environmental and safety requirements.

         Employ and Retain an Experienced Workforce. We seek to employ, retain and motivate experienced senior management and key employees to maximize the performance of our ultra-premium jackup rig fleet.

Overview of Our Industry

Demand for offshore drilling services is cyclical in nature and depends substantially on the condition of the oil and gas industry and the industry's willingness to spend capital on the exploration for and production of oil and natural gas. The level of these capital expenditures is highly sensitive to existing oil and gas prices as well as price expectations among oil and gas operators. Increasing commodity prices generally result in increased oil and gas exploration and production, which translates into greater demand for offshore drilling services. Conversely, falling commodity prices generally result in reduced demand for those services. Historically, changes in budgets and activity levels by oil and gas exploration and production companies have lagged behind significant movements in oil and gas prices. In recent years, exploration and production expenditures have become increasingly concentrated in deeper water requiring semisubmersible drilling rigs or drill ships. The trend is expected to continue and could result in a decline in demand for jackup rigs. In addition, the allocation of exploration and production expenditures to on-shore prospects could affect the demand for such rigs.

Industry sources project domestic natural gas demand to grow significantly over the next several years. This demand is expected to come from growth in the U.S. economy plus new sources of demand such as newly constructed natural gas fired power generation plants. The natural gas prices and demand for natural gas is also highly correlated to the overall economic activity in the U.S. and worldwide, as well as to the accelerated depletion rate of existing production wells.

The financial results of the offshore drilling industry depend on the utilization levels and dayrates for rigs, which in turn are determined by the supply of available drilling rigs relative to demand. Periods of high demand, high utilization levels and high dayrates have been followed by periods of low demand, low utilization levels and low dayrates. In the early 1980s, in the aftermath of the second oil price shock, general expectations were that oil prices would rise substantially. This was the basis for the dramatic new building activity that followed, which resulted in the construction of 279 offshore mobile rigs between 1980 and 1983. Oversupply of rigs caused worldwide offshore rig utilization to decline rapidly thereafter and substantially depressed the offshore contract drilling market until the beginning of the 1990s. By the mid-1990s, the world's offshore drilling rig fleet had declined in size to the point at which low supply and high demand yielded higher utilization and, consequently, higher dayrates.

In 1998, the decline in oil and natural gas prices resulted in a reduction by oil and gas operators of their capital expenditures and a significant decline in worldwide drilling activity. As a result, utilization levels and dayrates in the jackup market were significantly reduced in 1998 and 1999.

Oil prices began to recover in the second quarter of 1999 primarily because OPEC stabilized oil prices through voluntary production limits, which resulted in reduced oil inventories worldwide. Natural gas prices in North America also strengthened considerably over this same time, as reduced drilling activity resulted in a lower supply of natural gas. In response to higher commodity prices, operators increased their spending budgets for 2000. Although oil and natural gas prices were strong during the first half of 2001, natural gas prices were much lower during the second half of 2001. Due to the weakening of natural gas prices, demand for offshore drilling rigs in the U.S. Gulf of Mexico softened, and as a result, the percentage of available days rigs were operating and dayrates began to decrease in 2001. The lower natural gas prices were caused by cooler than normal summer weather, warmer than expected fall and winter weather, weaker than expected industrial demand and a stronger than expected supply of natural gas, which contributed to a build-up in natural gas inventory storage levels. We believe that a continuation of this supply and demand imbalance could keep natural gas prices at depressed levels and further weaken demand for offshore drilling rigs in the U.S. Gulf of Mexico. However, drilling activity in many international markets, which are influenced more by oil prices, improved in 2001 as reflected by higher utilization and dayrates.

As of December 31, 2001, the world's jackup rig fleet consisted of 389 rigs, which vary significantly in terms of technical specifications, water depth capability and age. A total of 114 of these rigs are premium jackup rigs. The average age of the world's jackup rig fleet is approximately 21 years, with premium jackup rigs having an average age of approximately 20 years, which compares to an expected original useful life for such units of approximately 25 to 30 years. Other than our ultra-premium jackup rig under construction in Brownsville, Texas, we believe there are currently only seven other orders with shipyards around the world to construct new jackup rigs, six of which are significantly more expensive jackup rigs designed for work in "harsh environment" areas. We believe the level of new rig construction is modest relative to the potential need to replace the aging worldwide fleet and potential market growth.

The following table describes the principal characteristics of the worldwide jackup rig fleet as of March 21, 2001:

                                        Number of Rigs   New Buildings    Average Age      New Buildings as
Rig Class                                  in class         in Class        (years)        Percent of Class
---------                                  --------         --------        -------        ----------------
Harsh environment...................          23                6              12.3              26.1%
Ultra-premium.......................           9                2              14.4              22.2%
Premium.............................         114                1              20.1               0.9%
Commodity...........................         243                0              22.9               0.0%
---------                                  --------         --------        -------        ----------------
      Total fleet...................         389                9              21.2               2.3%

Jackup Rigs

Jackup, or self-elevating, rigs are mobile drilling platforms equipped with legs that are lowered to the ocean floor until a foundation is established to support the drilling platform. Oil and gas operators use jackup rigs extensively for offshore drilling in water depths from 20 feet to 400 feet because they provide a stable drilling platform supported by fixed legs that are in firm contact with the bottom of the ocean and are relatively easy to move. Jackup rigs can be designed to operate in a variety of marine environments ranging from relatively warm and tranquil regions to cold and harsh weather regions. Jackup rigs, however, cannot drill in deeper waters. Semi-submersible drilling rigs and drillships must be used to drill wells at water depths greater than 400 feet.

A jackup rig consists of the hull, jacking system, a drilling package, crew quarters, loading and unloading facilities, storage areas, heliport and other related equipment. The drilling package typically consists of a power plant, hoisting equipment for raising and lowering the drill bit and drill pipe, a rotary system that rotates the drill bit, mud pumps and systems for controlling well pressure.

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

The following table compares the classifications of jackup rigs:

                                                                                           Ability to Work
                              Maximum Leg Length   Cantilever Reach   Mud Pump Capacity        in Harsh
Jackup Rig Class                   (in feet)          (in feet)        (in horsepower)       Environments
----------------                   ---------          ---------        ---------------       ------------
Harsh environment...........        360-650               50-75          4,800-8,800             yes
Ultra-premium...............        477-544               50-70          4,800-6,600         limited
Premium.....................        411-477               30-50          3,200-4,800         limited
Commodity...................        170-411                0-50          2,000-3,200              no

Our Fleet

Our rigs are the newest ultra-premium jackup rigs in operation in the world and have capabilities that exceed those of existing ultra-premium jackup rigs. The enhanced capabilities generally include:

         o        increased engine horsepower;
         o        increased hydraulic horsepower;
         o        greater drilling fluid capacity;
         o        enlarged mud handling and solids control system;
         o        digital instrumentation;
         o        large diameter dual pipe handling equipment; and
         o        more efficient well control equipment.


The following table summarizes the principal specifications of the ultra-premium jackup rigs we operate as well as our rig that is under construction:

                                      Chiles         Chiles         Chiles         Chiles          Chiles
                                     Columbus       Magellan       Coronado      Discovery        Galileo
                                     --------       --------       --------      ---------        -------
Design..........................    LeTorneau      LeTorneau      LeTorneau        KFELS           KFELS
                                    Super 116      Super 116      Super 116      Mod V "B"       Mod V "B"
Year built (expected delivery)..       1999           1999           2000           2002         (Q3 2002)
Location........................    U.S. Gulf      U.S. Gulf       Trinidad      Singapore         Texas
Current Customer................      Shell          Shell            BP          Phillips       Available
Leg Length......................       511'           544'           477'           517'            517'
Cantilever reach................       70'            70'            65'            70'             70'
Mud pump (hp)...................      6,600          6,600          6,600          6,600           6,600
Total engine horsepower.........      9,275          9,275          10,804         11,130          11,130
Control systems.................     Digital        Digital         Analog        Digital         Digital
Automatic pipe handling.........        No             No             No            Yes             Yes
Rack chocks.....................        No             No             No            Yes             Yes

Rig Construction Contracts

In April 2000, we entered into an agreement with Keppel to build the Chiles Discovery. In October 2000, in connection with our exercise of our first option under the Master Option Agreement, discussed further below, we entered into an agreement with AMFELS to build the Chiles Galileo. In February 2002, we took scheduled delivery of the Chiles Discovery in Singapore. The rig will remain in Singapore through commissioning, at which time it will be mobilized to the East Timor Gap Zone of Cooperation, located between East Timor and Australia, where it is expected to commence operations in the second quarter of 2002 under a 600-800 day contract with Phillips. The Chiles Galileo is expected to be delivered and placed in service in the third quarter of 2002.

The Chiles Discovery is, and the Chiles Galileo and the additional rigs that we may build under the Master Option Agreement will be, KFELS Mod V "B" ultra-premium jackup rigs. These rigs have been designed to have somewhat higher capabilities than the other rigs in our fleet. These rigs also have greater load carrying capacity, allowing them to operate for longer periods of time independent of shore supplies and to withstand more severe environmental forces. These new rigs are also equipped with so called "rack chocks" which allow further significant load carrying capacity.

Under our contract with Keppel, the Chiles Discovery was built at Keppel's shipyard located in Jurong, Singapore. The Keppel shipyard is a worldwide leader in jackup drilling rig construction. Keppel introduced the KFELS Mod V "B" ultra-premium jackup rig design and has built in excess of 25 jackup rigs since the 1970s. The KFELS Mod V "B" is essentially a smaller version of a KFELS Mod V harsh environment jackup rig design. Under our contract with AMFELS, the Chiles

Galileo is being built at AMFELS' shipyard in Brownsville, Texas. AMFELS, originally built and operated by Marathon LeTourneau, Inc., has a long-term commitment to the offshore drilling industry and is the shipyard where we successfully built the Chiles Columbus and the Chiles Magellan, on time and on budget in 1999.

Payment Terms. The shipyard contract price for the Chiles Discovery was approximately $75 million, exclusive of owner furnished equipment that we were required to provide and other costs including direct overhead, shipyard supervision and capitalized interest and related costs. The contract price for the rig was payable in six installments, five of which, or 80% of the contract price, were due prior to delivery. In February 2002, in connection with taking delivery of the rig, we paid the remaining balance due under the shipyard contract.

The shipyard contract price for the Chiles Galileo is approximately $76 million, exclusive of owner furnished equipment that we are required to provide and other costs including direct overhead, shipyard supervision and capitalized interest and related costs. The contract price for the rig is payable in six installments, five of which, or 90% of the contract price, are due prior to delivery. As of March 21, 2002, we have paid approximately $53 million of the contract price and anticipate paying the remaining balance upon launching and delivery of the rig in the third quarter of 2002.

Delivery Dates. The Chiles Discovery was delivered as scheduled in February 2002, and is currently undergoing further commissioning before leaving the shipyard to commence operations beginning, as expected, in the second quarter of 2002 under its contract with Phillips. The original scheduled delivery date for the Chiles Galileo under our agreement with AMFELS is in August 2002, and, after final commissioning, we expect to place this rig in service by the end of the third quarter of 2002. The delivery date may be extended, without penalty to AMFELS, if we fail to timely deliver to them any equipment we are required to furnish or because of delays caused by any governmental agency or other events outside their control.

Liquidated Damages and Bonuses for Deviations in Variable Load Tolerance. If the variable load that the Chiles Galileo can carry does not meet the target load and AMFELS cannot correct the deficiency, then they will pay us liquidated damages of up to $3 million. If the variable load tolerance falls below a minimum threshold, we will have the right, unless AMFELS can make corrective modifications, to reject the rig, terminate the agreement and receive a refund of all progress payments already made plus 8% interest. If the load tolerance is in excess of an upper threshold, we will pay AMFELS a bonus of up to a maximum of $3 million. With regard to the Chiles Discovery, as the construction agreement for the Chiles Discovery contained similar bonus provisions, we anticipate that we will pay a bonus to Keppel in connection with the variable load of the Chiles Discovery.

Risk of Loss; AMFELS Insurance. Under the construction agreement for the Chiles Galileo, the risk of loss of the rig passes to us upon delivery and our acceptance of the rig. However, in the event of a total loss of the rig prior to delivery, the agreement will terminate and we will owe AMFELS for that portion of the rig then constructed for which we have not made progress payments. Under the agreement, however, AMFELS maintains builder's risk insurance which may offset any of these progress payments.

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

Master Option Agreement

In April 2000, we entered into a Master Option Agreement with Keppel and its wholly-owned subsidiary, AMFELS. Under the Master Option Agreement, we have the right to require Keppel or AMFELS to construct up to three additional KFELS Mod V "B" ultra-premium jackup drilling rigs.

Our Exercise of the First Rig Option - the Chiles Galileo. In October 2000, we exercised the first option for construction of the Chiles Galileo. The construction of the rig was funded partly by proceeds from the IPO, cash from operations and borrowings under an $81 million credit facility guaranteed by the U.S. Maritime Administration ("Marad").

Second Rig Option. Since we exercised our first option, we now also have the right to require AMFELS or Keppel to construct a second ultra-premium jackup rig. The shipyard construction price would be approximately $78 million, exclusive of equipment that we are required to provide and other costs including direct overhead, shipyard supervision and capitalized interest and related costs, adjusted for inflation if built in the United States or for U.S. dollar/Singapore dollar exchange rate fluctuation if built in Singapore. The rig would be deliverable no later than 22 months after the date we exercise the option, subject to available capacity in the shipyard that we select. Unless earlier terminated, the second option expires April 6, 2002. If we do not exercise this option by April 6, 2002, the remaining third option will also terminate. We have not yet determined whether we will exercise the second option.

Third Rig Option. If we exercise the second rig option, we will have the right to require AMFELS or Keppel to construct another rig pursuant to a third rig option which expires if not exercised by January 6, 2003. The purchase price under the third rig option would be the best price offered to any customer of the shipyard for a rig of equivalent specification at the time we exercise the option. That rig would be deliverable no later than 24 months after the date we exercise the option.

Tonala Acquisition

In July 2001, pursuant to an agreement entered into in July 2000, as subsequently amended (as amended, the "Tonala Agreement"), we completed our acquisition of all of the shares of capital stock of the entity that owned the ultra-premium jackup rig Tonala. Previously, we had operated the Tonala under a bareboat charter with Perforadora Central, S.A. de C.V., a Mexican company, and related parties ("Perforadora Central") since the completion of its construction and final commissioning in April 2000 (the "Tonala Charter"). The Tonala Agreement and an amendment to the Tonala Charter adjusted payments under the Tonala Charter such that we would be treated from a commercial standpoint as if we owned the Tonala from July 20, 2000, with us being credited for cash flow received by Perforadora Central under the Tonala Charter, and charged for debt service payments made by Perforadora Central after such date on Marad-guaranteed debt secured by the Tonala. In connection with the acquisition of the Tonala, in October 2000 two executives of Perforadora Central were named to our board of directors.

As consideration for our acquisition of the Tonala, in July 2001, we issued 2,679,723 shares of common stock having a market value on the date of issuance of $20.50 per share to Perforadora Central and assumed approximately $58.8 million in principal amount of Perforadora Central's related Marad-guaranteed debt. We also paid approximately $0.1 million in commissions and $0.7 million in other acquisition costs, and received the benefit of approximately $2.5 million in charter payables forgiven by Perforadora Central, which resulted in a discount to the purchase price (for an aggregate rig cost of approximately $111 million). The debt we assumed bears interest at a rate of approximately 5.6% per year, has semi-annual payments of approximately $2.9 million of principal plus accrued interest due in January and July of each year until the final maturity in July 2011 and is subject to certain customary covenants, including restrictions on our ability to pay dividends and other financial covenants. Subsequent to the date of acquisition, we renamed the acquired rig the Chiles Coronado. Patricio Morphy and Luis Morphy, two of our directors, own, collectively, a majority of the outstanding shares of Perforadora Central.

Competition

The contract drilling industry is highly competitive. Customers generally award contracts on a competitive bid basis. Although a customer selecting a rig may consider, among other things, a contractor's safety record, operational capability, crew quality and quality of service and equipment, dayrates and the total cost to drill a well are the principal factors customers consider when selecting a drilling contractor. Therefore, more productive jackup rigs can receive higher dayrates if they can demonstrate an ability to lower the total costs of drilling a well. Competition is usually restricted to a particular region, although drilling rigs can be moved from one region to another in response to changes in market conditions. Such movement or a decrease in drilling activity in any major market could depress dayrates and could adversely affect the utilization of our rigs. In addition, multiple classes of rigs, including harsh environment jackup rigs and semi-submersible rigs, may have the technical ability to compete for any given drilling opportunity, making bidding particularly competitive in periods of low utilization. Substantially all of our competitors are much larger and more established companies with greater financial resources. An improvement in the current prospects for jackup rigs could also lead to increased rig construction and rig upgrade programs by our competitors. A significant increase in the supply of jackup rigs or other mobile offshore drilling units that compete with our rigs could decrease the dayrates we are able to charge for our rigs and their utilization levels.

Our Drilling Contracts

Our drilling contracts vary in their terms and provisions. We expect to obtain future contracts through competitive bidding, although we also are awarded drilling contracts without competitive bidding. Drilling contracts generally provide for a basic drilling rate on a fixed dayrate basis, regardless of whether such drilling results in a successful well. Drilling contracts may include a fixed dayrate or include rates that vary over the contract period, which may either be stated rates or calculated based on an index such as the price of natural gas. Drilling contracts may also provide for lower rates during periods when a rig cannot undertake drilling operations because it is being moved, or suffering equipment breakdowns, adverse weather conditions or other conditions beyond our control. Under dayrate contracts, we would generally expect to pay the operating expenses of the rig, including wages and the cost of incidental supplies. Our contracts may occasionally provide us with an incentive bonus based upon performance.

A dayrate drilling contract generally extends over a period of time covering either the drilling of a single well, a group of wells or a stated term. Contracts covering a single well or a group of separate wells are called well-to-well contracts and those for a stated term are called term contracts. Contracts may also cover the mobilization of our rigs to the well location. In the U.S. Gulf of Mexico, well-to-well contracts are typically 30 to 90 days in duration, while term contracts generally cover a period of at least six months. International contracts tend to have a longer duration. Contracts also generally permit the customer to terminate the contract in the event the drilling unit is destroyed or lost or if drilling operations are suspended for a specified period of time as a result of a breakdown of major equipment or, in some cases, due to other events beyond the control of either party. In addition, contracts may permit the customer to terminate the contract early by giving notice and in some circumstances may require the customer to pay an early termination fee. A customer may in many instances extend the contract term by exercising options for the drilling of additional wells on predetermined or newly agreed terms, including dayrates to be paid. If a rig is not under contract, we will continue incurring the expense of maintaining that rig while awaiting the next contract and we may incur additional expenses if we decide to move the rig from a market with low demand to another market where we believe demand will be stronger.

Market demand for rigs and the management strategy of the offshore drilling contractor and its customers generally determine the duration of offshore drilling contracts. In periods of rising demand for offshore rigs, contractors typically prefer short-term contracts that give contractors the flexibility to profit from increasing dayrates. During these periods, customers with reasonably definite drilling programs typically prefer longer term contracts to fix drilling prices at the lowest level possible. Conversely, in periods of decreasing demand for offshore rigs, contractors generally prefer longer term contracts to preserve dayrates at existing levels and ensure utilization. We intend to seek a reasonable balance of short- and long-term contracts to minimize the downside impact of a decline in the market while still taking advantage of increasing dayrates in a rising market.

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

We do not intend to enter into turnkey drilling contracts because of the higher levels of risk inherent in these arrangements. Under typical turnkey drilling arrangements, the drilling contractor does not receive progress payments and is entitled to be paid by the customer only upon successful completion of the drilling contract. Because the contractor under a turnkey drilling contract must assume the risks associated with completing a well, the risk under turnkey drilling contracts is substantially greater than for wells drilled on a dayrate basis

Both the Chiles Columbus and Chiles Magellan are currently operated in the U.S. Gulf of Mexico under short-term (under twelve months) drilling contracts with Shell. In August 2001, we signed a three-year contract with BP for the use of the Chiles Coronado. In addition, we anticipate that in the second quarter of 2002 the Chiles Discovery will be mobilized to the East Timor Gap Zone of Cooperation, located between East Timor and Australia, to begin work under a 600-800 day contract with Phillips.

Geographic Areas of Operation

We operate mobile offshore drilling rigs for our customers in both the U.S. Gulf of Mexico and Trinidad. Financial information regarding our operations in these areas is presented in Note 10 of the notes to the consolidated financial statements included in this Annual Report on Form 10-K. In addition, we anticipate that the Chiles Discovery will be placed in service in the East Timor Gap Zone of Cooperation, located between East Timor and Australia, in the second quarter of 2002. Our operations in international regions are subject to risks inherent in doing business abroad, including certain political, economic and other uncertainties not typically encountered in U.S. operations, including risks of disruption of markets from war, civil disturbances or other similar events, government expropriation of assets, the general hazards associated with the assertion of national sovereignty by foreign governments over the regions in which we conduct operations, hard currency shortages, governmental controls of currency exchange, repatriation of income or capital and regulation of oil and gas drilling operations relating to natural resources, employment, the environment and other areas of our business. Any of these factors could have a substantial impact on our business and may reduce our revenues and operating results.

Customers

Our customers consist primarily of major integrated and large independent oil and gas companies and their affiliates. In recent years, several major international oil companies have consolidated, and we are currently unable to predict the impact, if any, of this consolidation on our business. During the year ended December 31, 2001, Shell accounted for 55% of our consolidated revenue, Chevron accounted for 17% of our revenue, Apache accounted for 12% and BP accounted for 11% of our total revenue. The loss of any of these customers could have a material adverse effect on our results of operations. In addition, our customer concentration has the potential to impact our overall exposure to market and credit risks, in that our customers could be affected by similar changes in economic, industry or other conditions. For further information about the concentration of our customer base, see Note 10 of the notes to the consolidated financial statements included in this Annual Report on Form 10-K.

Backlog Information

During the past several years, contracts for our rigs have typically been short-term, particularly in the U.S. Gulf of Mexico where we have historically operated most of our rigs. The backlog of business for our contract drilling operations was $148.5 million and $21.3 million in February 1, 2002 and February 1, 2001, respectively. Approximately $73.7 million of the backlog for contract drilling services as of February 1, 2002 is expected to be realized after December 31, 2002.

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

The primary federal environmental laws to which we are subject include the:

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

The Oil Pollution Act of 1990 ("OPA '90") and similar laws in Texas, Louisiana and other coastal states address oil spill prevention and control. These laws impose, with limited exceptions, joint and several liability upon each responsible party for oil removal costs and a variety of public and private damages. The owner or operator of a drilling vessel qualifies as a "responsible party" and could be held responsible for damages caused by all parties responsible for an oil spill. OPA `90 also imposes ongoing requirements for demonstrating financial responsibility and for oil spill contingency planning. Civil or criminal enforcement actions can arise from failure to comply with such ongoing requirements.

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

Operational Risks and Insurance

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

We believe our policy of purchasing insurance coverage is consistent with industry practice for the types, amounts and limits of insurance maintained. Occasionally, we review our coverage levels and adjust them commensurate with industry conditions and perceived rig values. However, we cannot assure you that the desired insurance coverage will continue to be available at rates considered reasonable or that the types of coverage we need will be available at any cost. In addition, because of the relatively small size of our fleet, an uninsured loss could be much more detrimental to our operations and future prospects than it would be to one of our larger competitors with a larger fleet of rigs.

If we determine our insurance to be inadequate, uneconomic or unavailable, we will evaluate our exposure to uninsurable risks before participating in any projects. To the extent permitted by market conditions, we contract with our customers to provide us with indemnification or other protection against risks not generally covered by insurance and against losses in excess of applicable insurance limits. We generally have been able to obtain contractual indemnification from our customers which protects and indemnifies us to some degree from liability arising out of damages to customer property and injuries to specified personnel, reservoir, pollution and environmental damages and wild well control. However, we are not able to obtain this indemnification in all of our contracts.

Terrorist acts or acts of war may cause damage to or disruption of our operations, our employees, our property and equipment, or our customers, suppliers and subcontractors, which could significantly impact our financial condition, results of operations and cash flows. The terrorist attacks that occurred in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties. The long-term effects on our operations of the September 11, 2001 attacks are unknown. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility could create many economic and political uncertainties, including an impact upon oil and gas exploration and development, which could adversely affect our operations in ways that cannot be readily determined.

Employees

As of March 21, 2002, we had 286 employees. We consider our relationship with our employees to be good. None of our employees are covered by any collective bargaining agreement. During 1997, unemployment rates in the offshore contract drilling industry reached unusually low levels. If such industry conditions return, we may experience similar shortages and increased labor costs.

Other Property

We lease approximately 10,663 square feet of office space located at 11200 Richmond Avenue, Suite 490, Houston, Texas 77082.

ITEM 3.  Legal Proceedings

Raymond Verdin, on behalf of himself and those similarly situated v. Pride Offshore, Inc., et al; C.A. No. G-01-168 in the United States District Court for the Southern District of Texas, Houston, Division; formerly styled Raymond Verdin v. R&B Falcon Drilling USA, Inc., et al; No. G-00-488 in the United States District Court for the Southern District of Texas, Galveston Division, filed October 10, 2000. We were named as a defendant in a proposed class action suit filed on behalf of offshore workers against all of the major offshore drilling companies that operated in the U.S. Gulf of Mexico since 1990. The proposed class includes persons hired in the United States by the companies to work in the U.S. Gulf of Mexico and around the world. The lawsuit alleges that the companies, through trade groups, shared information in violation of the Sherman Antitrust Act and various state laws. Plaintiff Thomas Bryant has replaced the named plaintiff as the proposed class representative. The lawsuit is seeking money damages and injunctive relief as well as attorney's fees and costs. Although we believe that we have valid defenses in this matter, we have determined that protracted litigation will be a distraction to the operation of our business and, in May 2001, agreed to settle plaintiffs' outstanding claims for a conditional payment of $1 million. During 2001, we recorded a reserve for this pending litigation, including legal expenses, and made a partial payment of the settlement amount. In December 2001, the United States District Judge for the Southern District of Texas, Houston Division, entered an order preliminarily approving the proposed class action settlement, preliminarily certifying the settlement class, and setting a fairness hearing for April 18, 2002, to determine whether to give the settlement final approval. A court appointed settlement administrator will provide notice of the proposed class action settlement.

We are also involved in various legal actions arising out of our ordinary course of business. We believe that none of these actions, if adversely determined, will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

ITEM 4.  Submission of Matters to a Vote of Security Holders

There were no items submitted to a vote of our shareholders during the fourth quarter of our fiscal year ended December 31, 2001.

ITEM 4a.        Executive Officers of the Registrant

Our executive officers serve at the pleasure of our Board of Directors. Below, is a list of the name, age and position held by each of our executive officers as of March 21, 2002.

Name                              Age     Title
---------------------------   ------------------------------------------------------------------------
William Chiles.............       53      President and Chief Executive Officer
Dick Fagerstal.............       41      Senior Vice President, Chief Financial Officer and Secretary
Donald Gregg...............       63      Senior Vice President--Operations and Engineering
William Hopkins............       60      Vice President--Human Resources
Bruce Brumley..............       47      Vice President--Operations
Gabe Padilla...............       51      Vice President--Engineering

William Chiles has served as our President and Chief Executive Officer since August 1997. Mr. Chiles has also served as a director since August 1997. In March 1997, Mr. Chiles and Donald Gregg led the formation of our predecessor. Mr. Chiles has extensive management experience in offshore drilling operations. From May 1996 until March 1997, he served as Senior Vice President--Drilling Operations of Cliffs Drilling Company, responsible for the operation of its worldwide fleet. From 1992 to May 1996, Mr. Chiles served as President and Chief Executive Officer of Southwestern Offshore Corporation, a company he founded in 1992 and whose drilling rigs and equipment were acquired by Cliffs Drilling Company in 1996. Mr. Chiles co-founded Chiles Offshore Corporation in 1987 and in 1977 he co-founded Chiles Drilling Company, each of which was an offshore contract drilling company.

Dick Fagerstal has served as our Senior Vice President and Chief Financial Officer since August 1997. Mr. Fagerstal has also served as a director since August 1997 and as our Secretary since February 1998. In addition, Mr. Fagerstal has served as the Vice President, Finance of SEACOR SMIT Inc. ("SEACOR") since August 1997 and has held the additional position of Treasurer of SEACOR since May 2000. Before 1997, and for more than five years prior to 1997, Mr. Fagerstal worked as a bank officer with Den norske Bank ASA, New York Branch.

Donald Gregg has served as our Senior Vice President--Operations and Engineering since August 1997. Mr. Gregg joined with Mr. Chiles in the formation of our predecessor in March 1997. From May 1994 until March 1997, Mr. Gregg formed and served as the President of International Renovators, Inc., a company which provided technical assistance, engineering and regulatory consulting services to the offshore drilling industry. From October 1996 to March 1997, Mr. Gregg was an employee of Cliffs Drilling Company. From February 1992 to May 1994, Mr. Gregg held various positions at Chiles Drilling Company and its successors, including Vice President--Engineering, Vice President--Operations and Vice President--Marketing.

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

Bruce Brumley has served as our Vice President--Operations since February 2001. From November 1997 to January 2001, Mr. Brumley served as our Operations Manager. From 1990 to 1997, Mr. Brumley was Drilling Superintendent and Area Manager for Rowan Drilling Company, and prior to that time, held various positions at Chiles Drilling Company.

Gabe Padilla has served as our Vice President--Engineering since February 2001. From November 1997 to January 2001, Mr. Padilla served as our Engineering Manager. From 1994 to 1997, Mr. Padilla was Manger of Projects at Noble Drilling Company and, prior to that time, served as Engineering Manager for Chiles Drilling Company. Mr. Padilla has been involved in the design and construction of offshore rigs and equipment since 1977.

                                     PART II


ITEM 5.         Market for Registrant's Common Equity and Related Stockholder
                Matters

Market Information

On September 22, 2000, our common stock commenced trading on the AMEX under the symbol "COD."

Set forth in the table below for the period presented are the high and low sales prices of our shares of common stock as reported on the AMEX:

       Fiscal Year Ended December 31, 2000                                  High                 Low
       -----------------------------------                                  ----                 ---
       Third Quarter (from September 22, 2000)....................          $21.75               $19.25
       Fourth Quarter.............................................          $25.13               $15.19

       Fiscal Year Ended December 31, 2001
       -----------------------------------

       First Quarter..............................................          $25.06               $19.75
       Second Quarter.............................................          $28.65               $17.75
       Third Quarter..............................................          $23.08               $15.70
       Fourth Quarter.............................................          $20.48               $16.93

       Fiscal Year Ending December 31, 2002
       ------------------------------------

       First Quarter (through March 21, 2002).....................          $20.70               $17.20

Holders

The closing price of our common stock as reported on the AMEX Composite Tape on March 21, 2002, was $19.95 per share. As of March 21, 2002, there were 102 holders of record of our shares of common stock.

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

Report of Offering of Securities and Use of Proceeds Therefrom

Pursuant to Rule 463 and Item 701(f) of Regulation S-K promulgated under the Securities Act, the following information is provided in this annual report on Form 10-K:

         1. A registration statement on Form S-1 of Chiles Offshore Inc. (File No. 333-39418) (the "Registration Statement") was declared effective by the Securities and Exchange Commission on September 18, 2000.

         2. As of December 31, 2001, we have used all of the approximately $157 million in proceeds from our IPO. We used $99 million of the IPO proceeds to repurchase and retire substantially all of our outstanding senior notes with accrued interest. All of such proceeds to repurchase the senior notes were paid to SEACOR, our largest stockholder, or to an entity through which SEACOR held an indirect economic interest in the senior notes. We used approximately $7 million of the IPO proceeds to repay the amounts outstanding under our prior bank credit facility with accrued interest and used approximately $51 million of the IPO proceeds in connection with the construction of our rigs.

ITEM 6.  Selected Financial Data

The following selected financial data is derived from our consolidated financial statements as of and for the periods presented. The selected financial data below should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements (including the notes thereto) included elsewhere in this Annual Report on Form 10-K.


                              CHILES OFFSHORE INC.
          (in thousands, except share, per share and operational data)

                                                                                                 From August 5,
                                                                                                  1997 (Date of
                                                                                                  Inception) to
                                                        Years Ended December 31,                  December  31,
                                             ---------------------------------------------------- -------------
                                              2001          2000          1999         1998           1997
                                              ----          ----          ----         ----           ----
Statement of Operations Data:
----------------------------
Revenue.................................    $  74,184     $  56,006     $   8,596     $      --   $      --
Operating expense.......................       23,659        18,538         5,377            --          --
Charter expense.........................        6,798         6,677            --            --          --
General and administrative expenses.....        5,020         2,853         1,326           767         376
Depreciation and amortization...........        9,019         7,176         2,478            56           6
Operating income (loss).................       29,688        20,762          (585)         (823)       (382)
Interest expense, net of capitalized
 interest...............................           --         8,008         3,764         2,387          --
Interest and other income...............        4,473         1,224           874         3,383          73
Extraordinary loss on extinguishment of
 debt, net of tax.......................           --         1,820           488            --          --
Provision for income taxes..............       11,615        29,881            --            --          --
Net income (loss).......................       22,546       (17,723)       (3,963)          173        (309)
Income (loss) per common share before
 extraordinary item-(1)
Basic ..................................    $    1.20     $   (1.55)    $   (0.68)    $    0.03   $   (0.09)
Diluted.................................    $    1.20     $   (1.55)    $   (0.68)    $    0.03   $   (0.09)
Net income (loss) per common share-(1)
Basic ..................................    $    1.20     $   (1.73)    $   (0.77)    $    0.03   $   (0.09)
Diluted.................................    $    1.20     $   (1.73)    $   (0.77)    $    0.03   $   (0.09)
Weighted average common shares - Basic..       18,756        10,253         5,116         5,014       3,637
Weighted average common shares - Diluted       18,852        10,253         5,116         5,014       3,637

Statement of Cash Flows Data:
----------------------------
Cash flows provided by (used in):
Operating activities....................    $  45,044     $  25,716     $   1,929     $     925   $   3,571
Investing activities....................     (109,378)      (50,198)      (82,138)      (76,552)     (5,215)
Financing activities....................       32,165        74,118        21,947       105,500      33,985



                                                                                                 From August 5,
                                                                                                  1997 (Date of
                                                                                                  Inception) to
                                                        Years Ended December 31,                  December  31,
                                             ---------------------------------------------------- -------------
                                              2001          2000          1999         1998           1997
                                              ----          ----          ----         ----           ----

EBITDA(2)...............................       38,707        27,938         1,893          (767)       (376)

Balance Sheet Data (at end of period):
--------------------------------------
Working capital.........................    $   2,080     $  39,314     $  (3,731)    $   9,677   $  28,401
Property and equipment, net.............      446,082       234,719       191,697       111,725      35,020
Total assets............................      492,564       300,055       203,246       178,433      67,398
Total debt..............................       89,988            --       117,000       110,000          --
Stockholders' equity....................      325,483       247,849        74,578        63,595      63,422

Operational Data: (unaudited)
----------------------------
Average rig utilization(3)..............         100.0%        100.0%         99.8%         n/a         n/a
Average daily revenue(4)................    $  71,609     $  56,230     $  33,598           n/a         n/a
Available rig days......................        1,021           996           256           n/a         n/a
Number of rigs operated (end of year)...            3             3             2             0           0
Number of employees (end of year).......          279           264           202            53           6

1. Net income (loss) per common share has been calculated for years prior to 2000 by converting the membership interests of the members of Chiles Offshore LLC at the rate of approximately 87,172 shares of our common stock for each 1% membership interest then outstanding.

2. EBITDA consists of income prior to interest and other income, interest expense, income taxes, depreciation, amortization and extraordinary items. However, we were not subject to U.S. corporate income taxes prior to September 22, 2000, because as a limited liability company, we were treated as a partnership for tax purposes, and such taxes were liabilities of the individual equity members. EBITDA is not intended to represent cash flows from operations, as defined by generally accepted accounting principles, and should not be considered as an alternative to net income as an indicator of our operating performance or to cash flows from operations as a measure of liquidity. EBITDA is provided because we understand that such information is used by certain investors when analyzing our financial condition and performance.

3. The average rig utilization for a period is the ratio of days in the period during which the rigs were under contract to the total days in the period during which the rigs were available to work.

4. Based on rigs under operation, including where applicable, the Tonala. The average daily revenue is computed by dividing dayrate revenue from drilling contracts and mobilization by the number of days under contract.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion should be read together with our consolidated financial statements (including the notes thereto) included elsewhere in this Annual Report on Form 10-K.

Introduction

We were formed in August 1997 as Chiles Offshore LLC for the purpose of constructing, owning and operating a fleet of ultra-premium jackup drilling rigs. In September 2000, we converted into a Delaware corporation in conjunction with our IPO.

In 1997, we started construction of two ultra-premium jackup drilling rigs of the LeTourneau Super 116 design at AMFELS, a shipyard located in Brownsville, Texas. The first rig, the Chiles Columbus, was delivered in May 1999, and the second rig, the Chiles Magellan, was delivered in October 1999. Both of these rigs are currently employed under short-term (under twelve months) drilling contracts in the U.S. Gulf of Mexico.

In April 2000, we started construction on the Chiles Discovery, an ultra-premium jackup rig of the KFELS Mod V "B" design at Keppel. The Chiles Discovery was delivered in Singapore in February 2002 and we expect it to be placed in service during the second quarter of 2002 in the East Timor Gap Zone of Cooperation, located between Australia and East Timor, to begin work under a 600-800 day contract with Phillips. We estimate its final cost of construction to be approximately $110 million, exclusive of interest and other capitalized costs.

In April 2000, we also entered into a Master Option Agreement with Keppel and its wholly-owned subsidiary, AMFELS, for the construction, at our option, of up to three additional rigs of the same design. In October 2000, we exercised the first of three options under the Master Option Agreement to construct the Chiles Galileo at AMFELS. We expect the Chiles Galileo to be delivered during the third quarter of 2002 and estimate its construction will cost $112 million, exclusive of interest and other capitalized costs.

In July 2001, we completed the acquisition of all of the shares of capital stock of the entity that owned the ultra-premium jackup rig the Tonala, which we subsequently renamed the Chiles Coronado and had operated under a bareboat charter since the completion of its construction and final commissioning in April 2000. In August 2001, we signed a three-year contract with BP for the use of the Chiles Coronado in Trinidad. The Chiles Coronado was subsequently moved from the U.S. Gulf of Mexico to Trinidad and began drilling operations in Trinidad in September 2001.

Results of Operations

Revenue. We derive our revenue primarily from contracts to drill wells for oil and gas operators. In the U.S. Gulf of Mexico, these drilling contracts are typically for terms of 30 to 90 days and provide for base dayrates, which may be subject to adjustments based on performance incentives. In our international operations, we have entered into drilling contracts for up to three years from inception. Drilling contracts may include a fixed dayrate or include rates that vary over the contract period, which may either be stated rates or calculated based on an index such as the price of natural gas. For variable rate contracts, we record revenue on a straight-line basis over the life of the contract and record any adjustments to the straight-line calculation in the period they become known. We may also receive lump-sum fees for the mobilization of equipment and personnel to and from drilling locations. Mobilization fees received and costs incurred to mobilize an offshore rig from one market to another are recognized over the term of the related drilling contract. For 2001, rig utilization was 100% and the average dayrate was $71,609. During the available operating days in 2000, our rigs achieved 100% utilization and earned an average dayrate of $56,230.

In calculating our average dayrates, we divide the revenue earned by our rigs during the period, including the amortization of deferred revenue for transporting our rigs between sites, by the total number of rig operating days in the period. In addition, our average dayrates include any bonuses that may be triggered by achieving performance and safety targets in our drilling contracts, but exclude certain reimbursable income from customers.

Both dayrates and utilization are a function of demand for, and availability of, drilling rigs, which are affected by short- and long-term trends in oil and gas prices, which are, in turn, related to the demand for petroleum products, the current availability of oil and gas resources and the general level of worldwide economic activity.

We expect that the commencement of operations by the Chiles Discovery and the delivery of the Chiles Galileo will positively impact our revenue for 2002. However, any resulting increase in revenue may be offset by the expiration of the short-term operating contracts of each of the Chiles Columbus and Chiles Magellan.

Costs and expenses. Rig operating expense consists primarily of crew costs, insurance, inspections, repair and maintenance and other related costs. General and administrative expense consists primarily of corporate and safety management, administration, marketing, financial and legal expenses. Our business and operations are materially dependent upon the condition of the oil and natural gas industry and, specifically, the exploration and production expenditures of oil and gas companies. As we began to expand our operations beyond the U.S. Gulf of Mexico into Trinidad and the Far Eastern markets, our business and operations are and will continue to be particularly dependent upon the condition of the oil and natural gas industry and on the exploration and production expenditures of oil and gas companies in the United States and the other major countries in which we operate. During 1998, the decline in commodity prices in the oil and gas industry resulted in significantly reduced dayrates and decreased utilization, particularly in the U.S. Gulf of Mexico jackup drilling rig market. Since 1999, crude oil prices and natural gas prices have recovered and we experienced steady demand for our services through 2001. However, U.S. Gulf of Mexico rig activity has declined in recent months due apparently to lower natural gas prices and current natural gas inventories are reported to be at higher than normal capacity. Drilling activities in the U.S. Gulf of Mexico may also be adversely affected by the present U.S. economic slowdown that may be further exacerbated by the September 11, 2001, terrorist attacks in New York City and Washington D.C. Although the initial decline in U.S. drilling activity did not impact the demand for our services in 2001, a sustained decline could adversely impact the demand for our services in 2002. Sustained weak commodity prices, economic problems in countries outside the United States, and a number of other factors beyond our control could further curtail spending by oil and gas companies. We cannot predict whether or not current U.S. market conditions will improve and if so, to what extent. A sustained period of depressed market conditions would have a material adverse effect on our future results of operations. We are also exposed to changes in the prices of oil and natural gas. The offshore contract drilling industry is dependent upon the exploration and production programs of oil and gas companies, which in turn are influenced by the price of oil and natural gas.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenue. Revenue for the year ended December 31, 2001, increased approximately $18.2 million, or 32.5%, compared to the year ended December 31, 2000. The chartered rig, the Tonala (which we acquired in July 2001 and subsequently renamed the Chiles Coronado), was effectively delivered and placed in service in April 2000. As a result, available rig days for the year ended December 31, 2001, were higher than in 2000. However, somewhat offsetting this increase was a reduction in available rig days as, during the third quarter of 2001, the Chiles Coronado underwent modifications in connection with its long-term contract with BP. The rig was then mobilized from the U.S. Gulf of Mexico to Trinidad to begin operations under the contract and was not available during those days. In addition to the increase in available rig days, average dayrates increased $15,379, or 27.4%, to $71,609 per day for the year ended December 31, 2001, as compared to the year ended December 31, 2000. The increase in average dayrates was a result of higher market rates for rigs in the markets in which we operate, which are generally connected with current and future expectations of oil and gas prices at the time we enter into the contracts.

Operating Income. Operating income increased approximately $8.9 million, or 43%, for the year ended December 31, 2001, compared to the year ended December 31, 2000. The increase was a result of a higher number of available rig days and higher average dayrates, as discussed above, offset by approximately $1.3 million in additional depreciation expense incurred subsequent to the acquisition of the Chiles Coronado and $5.1 million in additional operating expense attributed to the increase in available rig days and additional costs of operating the Chiles Coronado outside of the U.S. Gulf of Mexico. In addition, we generated additional general and administrative expenses of $2.2 million, including costs associated with the delivery and operation of the additional rig and a charge in 2001 related to the previously disclosed $1 million conditional settlement of a class action suit filed against us and other offshore drilling contractors.

Other Income. Other income was comprised of $3.8 million in gains from derivative transactions of which $1.8 million was realized and $2 million was unrealized. See "Derivative Transactions" following this section.

Net Interest Expense. Net interest expense decreased approximately $8 million to $0 for the year ended December 31, 2001, compared to the year ended December 31, 2000. All interest expense incurred in 2001 was capitalized into the cost of our rigs under construction. During 2000, we carried outstanding debt until late September, at which time we used proceeds from our IPO to purchase and retire all of our outstanding debt obligations. Capitalized interest expense for the year ended December 31, 2001 was approximately $3.3 million, compared to approximately $0.6 million for the same period in the prior year.

Income Taxes. The provision for income taxes decreased by approximately $18.3 million, or 61.1%, for the year ended December 31, 2001, compared to the year ended December 31, 2000, due to our conversion from a limited liability company to a corporation in connection with our IPO in September 2000 and, as a result of that conversion, becoming subject to U.S. federal and state income taxes.

Extraordinary loss. We incurred an extraordinary loss of approximately $1.8 million, net of tax benefit, for the year ended December 31, 2000, due to the early extinguishment of certain debt obligations. Such loss consisted of the write off of related deferred debt issuance costs.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Revenue. Revenue for the year ended December 31, 2000, increased approximately $47.4 million, from $8.6 million for the year ended December 31, 1999, as the number of rigs we operated increased and the average dayrate increased by $22,632. The Chiles Columbus commenced operations in June 1999, the Chiles Magellan commenced operations in November 1999 and the Chiles Coronado commenced operations in April 2000.

Operating Income. Operating income increased $21.3 million for the year ended December 31, 2000, from a loss of $0.6 million for the year ended December 31, 1999, due to the increase in revenue, offset by an increase in rig operating expense of approximately $13.2 million and an increase in depreciation expense of approximately $4.7 million, in each case, as the number of rigs we operated and available rig operating days increased. Also offsetting the increase in revenue was charter expense of approximately $6.7 million for 2000 for the use of the Chiles Coronado beginning in April 2000 and an increase in general and administrative expense of approximately $1.5 million, as marketing and other administrative expenses increased in connection with the delivery and operation of the rigs.

Interest expense. Interest expense increased approximately $4.2 million, or 113%, for the year ended December 31, 2000, compared to the year ended December 31, 1999, as capitalized interest in 2000 was $7.4 million less than capitalized interest in 1999, due to the completion of the two rigs under construction in 1999.

Income taxes. Income tax expense was $29.9 million for the year ended December 31, 2000, compared to $0 for the year ended December 31, 1999, due to our limited liability company status being terminated upon our IPO. Prior to September 22, 2000, we were not subject to federal and state income taxes.

Extraordinary loss. We incurred an extraordinary loss of approximately $1.8 million, net of tax benefit, and $0.5 million due to the early extinguishment of certain debt obligations for the years ended December 31, 2000, and 1999, respectively. Such losses consisted of the write off of related deferred debt issuance costs.

Liquidity and Capital Resources

General

Our ongoing liquidity requirements arise primarily from our need to service debt, provide working capital and construct and acquire rigs and equipment. Since our inception, we have been managing the construction and ongoing operations of our rigs using cash generated by private placements of equity, the issuance of debt, borrowings under our credit facilities, the IPO and cash from operations. Currently, we have used all of the proceeds from the IPO and finance our operations primarily through borrowings under our credit facilities and cash from operations. If we exercise our additional options under the Master Option Agreement to construct additional rigs, we may require additional financing in the future.

We expect to fund our short-term liquidity needs, including approximately $88.8 million in contractual obligations related to our rigs under construction, our credit facilities, other contractual agreements and any other working capital requirements, from cash and cash equivalents, operating cash flow and our credit facilities. We believe that we will be able to meet all of our current obligations, including our obligations under our credit facilities and other contractual agreements.

We expect to fund our long-term liquidity needs, including contractual obligations and anticipated capital expenditures, from our cash and cash equivalents, investments, operating cash flow and our credit facilities.

As of December 31, 2001 and 2000, we had cash and cash equivalents of $21.4 million and $47.1 million, respectively, working capital of $2.1 million and $39.3 million, respectively, and outstanding debt of approximately $90 million and $0, respectively. For the year ended December 31, 2001, cash and cash equivalents decreased $25.7 million, as compared to the year ended December 31, 2000 and working capital for the year ended December 31, 2001 decreased $37.2 million as compared to the year ended December 31, 2000, as we continued to invest the remaining proceeds from the IPO and incurred additional liabilities related to the construction of the Chiles Discovery and Chiles Galileo. Outstanding debt for the year ended December 31, 2001 increased as compared to the year ended December 31, 2000, due to our assumption of debt in connection with the acquisition of the Tonala and our entering into a credit facility for the construction and term financing of the Chiles Galileo.

Cash flows from operations

During the year ended December 31, 2001, we generated approximately $45 million of cash flows from operations which were used to meet working capital requirements and to invest, together with remaining proceeds from our IPO and borrowings under our credit facilities, an aggregate of $109.4 million in additions to property and equipment, primarily to fund the construction of the Chiles Discovery and Chiles Galileo. Cash flow from operations for the years ended December 31, 2000 and 1999, were $25.7 million and $1.9 million, respectively. The increase in 2001 compared to prior years was primarily due to an increase in the number of rig operating days and higher average dayrates.

We expect that the commencement of operations by the Chiles Discovery and the delivery of the Chiles Galileo will positively impact our revenue for 2002. However, any resulting increase in revenue may be offset by the expiration of the short-term operating contracts of each of the Chiles Columbus and Chiles Magellan.

Investing and financing activities

Net cash used in investing activities was $109.4 million for the year ended December 31, 2001, compared to $50.2 million and $82.1 million for the years ended December 31, 2000 and 1999, respectively.

In July 2001, pursuant to the Tonala Agreement, we completed our acquisition of all of the shares of capital stock of the entity that owned the ultra-premium jackup rig Tonala. Previously, we had operated the Tonala under a bareboat charter with Perforadora Central since the completion of its construction and final commissioning in April 2000. The Tonala Agreement and an amendment to the Tonala Charter adjusted payments under the Tonala Charter such that we would be treated from a commercial standpoint as if we owned the Tonala from July 20, 2000, with us being credited for cash flow received by Perforadora Central under the Tonala Charter, and charged for debt service payments made by Perforadora Central after such date on Marad-guaranteed debt secured by the Tonala.

As consideration for our acquisition of the Tonala, in July 2001, we issued 2,679,723 shares of common stock having a market value on the date of issuance of $20.50 per share to Perforadora Central and assumed approximately $58.8 million in principal amount of Perforadora Central's related Marad-guaranteed debt. We also paid approximately $0.1 million in commissions and $0.7 million in other acquisition costs, and received the benefit of approximately $2.5 million in charter payables forgiven by Perforadora Central, which resulted in a discount to the purchase price (for an aggregate rig cost of approximately $111 million). The debt we assumed bears interest at a rate of approximately 5.6% per year and has semi-annual payments of approximately $2.9 million of principal plus accrued interest due in January and July of each year until the final maturity in July 2011 and is subject to certain customary covenants, including restrictions on our ability to pay dividends and other financial covenants. As of December 31, 2001, we were in compliance with all covenants. Subsequent to the date of acquisition, we renamed the acquired rig the Chiles Coronado. Patricio Morphy and Luis Morphy, two of our directors, own, collectively, a majority of the outstanding shares of Perforadora Central.

In April 2000, we entered into an agreement for the construction of the Chiles Discovery and took scheduled delivery of it in February 2002. The rig is undergoing final commissioning and we anticipate that it will be placed in service during the second quarter of 2002 in the East Timor Gap Zone of Cooperation, located between Australia and East Timor, to begin work under a 600-800 day contract with Phillips. We estimate that its final cost of construction will be approximately $110 million, exclusive of interest and other capitalized costs. At December 31, 2001, we had a remaining aggregate estimated cost to complete the construction and outfitting, exclusive of interest and other capitalized costs, of approximately $22 million. We expect to use cash from operations and funds available under our bank facility to fund the remaining construction of the rig.

In October 2000, we exercised the first of our three options under the Master Option Agreement and we entered into an agreement with AMFELS for construction of the Chiles Galileo. The Chiles Galileo is under contract to be completed at an estimated cost of $112 million, excluding interest and other capitalized costs. At December 31, 2001, we had a remaining aggregate estimated cost to complete the construction and outfitting, exclusive of any interest and other capitalized costs, of approximately $49 million. We expect to finance the construction of the Chiles Galileo with cash from operations and with funds drawn under an $81 million Marad-guaranteed credit facility. See "Credit facilities" below.

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

Net cash provided by financing activities was $32.2 million for the year ended December 31, 2001, compared to $74.1 million and $21.9 million for the years ended December 31, 2000 and 1999, respectively. Financing activities in 2001 consisted mainly of borrowings and repayments of debt. During 2000, we received net proceeds of $32.8 million from capital contributions and net proceeds of approximately $157 million from our IPO. Also in 2000, we used approximately $99 million of the IPO proceeds to repurchase and retire substantially all of our outstanding senior notes with accrued interest and repaid approximately $7 million of the amounts outstanding under our prior bank credit facility with accrued interest. In 2001, we used the remaining IPO proceeds to fund a portion of the costs required to further expand our rig fleet, as described above, and for other general corporate purposes. In addition, in September 2000, we received $3 million from the exercise of certain rights to acquire equity interests in us. In October 2000, our board of directors authorized the repurchase of our common stock up to a total amount of $25 million and in the fourth quarter of 2000 we repurchased, through open market transactions, 109,000 shares of our common stock for approximately $1.7 million.

Credit facilities

In April 2000, in connection with the construction agreement for the Chiles Discovery, we executed an agreement with a non-US lender that is affiliated with Keppel to provide up to $82 million of debt financing toward the construction cost of the Chiles Discovery (the "Discovery Facility"). The Discovery Facility was recourse only to the Chiles Discovery and any other assets owned by the subsidiary owning the rig. The Discovery Facility provided for an interest rate equal to LIBOR plus 2% on a $75 million term loan due upon the earlier of 22 months from the first borrowing or delivery of the rig and LIBOR plus 3% on a $7 million revolving loan available to pay interest on the term loan. We had the option to extend the Discovery Facility for an additional 18 months after delivery at a fixed rate to be determined at that time based on the lender's cost of funds plus 3%. During the years ended December 31, 2001 and December 31, 2000, there were no borrowings under the Discovery Facility and, subsequent to December 31, 2001, in connection with the delivery of the rig in February 2002, we cancelled the facility.

In December 2000, we entered into a $120 million credit facility (the "Bank Facility"), which was provided by Fortis Capital Corporation, DVB Nedship Bank N.V. and Den norske Bank ASA. The Bank Facility provides for a $120 million senior secured reducing revolving credit facility, of which $72 million was available, including $14 million outstanding, at December 31, 2001. Beginning in June 2001, the Bank Facility must be permanently reduced semi-annually, with a balloon payment at maturity. Subject to such reductions, the entire Bank Facility will be available subject to us providing the lenders with certain additional collateral. Borrowings under the Bank Facility are available for general corporate purposes and may be repaid and reborrowed during the term of the Bank Facility and bear interest at a per annum rate equal to LIBOR plus a margin ranging from 1.5% to 2.0%. For the year ended December 31, 2001, the weighted average interest rate for the Bank Facility was 3.8%. The Bank Facility will mature on December 7, 2007, at which time any outstanding principal amount, up to a maximum of $53.5 million, and any unpaid interest will be due. We are required to pay a commitment fee equal to 0.7% per annum, payable quarterly in arrears, on the undrawn amount. The Bank Facility is guaranteed by two of our wholly-owned subsidiaries (the "Guarantors"), which are the owners of the Chiles Magellan and Chiles Columbus. These guarantees are secured by first priority mortgages on the two rigs, assignments of earnings (which may continue to be collected by us unless an event of default occurs) and assignments of insurances on such rigs. The Bank Facility contains customary affirmative covenants, including a requirement to maintain a combination of cash and availability under the Bank Facility of at least $20 million and that at least 50% of the requirement be satisfied by unrestricted cash balances, a minimum consolidated net worth requirement, a minimum ratio of operating income plus depreciation, amortization and other non-cash operating charges to total interest expense and a maximum level of funded debt to total capitalization. The Bank Facility also contains certain negative covenants, including prohibitions against certain liens, material changes in the nature of our business, sale or pledge of any Guarantor's membership interests, sale or disposition of any of the two mortgaged rigs or other substantial assets, consolidations or mergers and restrictions on our ability to pay dividends. The Bank Facility also requires that we prevent the Guarantors from making certain loans and advances, except in the normal course of business or to certain affiliates. In addition, under the Bank Facility, SEACOR's failure to maintain minimum ownership levels and board representations constitutes an event of default and, in the event of such failure, the lenders may accelerate the maturity of this debt and foreclose upon the collateral securing the debt. As of December 31, 2001, we had $14 million outstanding under the Bank Facility and we were in compliance with all covenants.

In July 2001, in connection with the acquisition of the Tonala, subsequently renamed the Chiles Coronado, we assumed the remaining principal balance due on the related Marad-guaranteed debt, which was approximately $58.8 million (the "Coronado Facility"), and recorded a debt discount of approximately $1 million, which is being amortized to interest expense on a straight-line basis over the remaining life of the Coronado Facility. The Coronado Facility bears interest at a rate of 5.6% per year, has semi-annual payments of approximately $2.9 million in principal plus accrued interest due in January and July each year until the final maturity in July 2011 and is subject to certain customary covenants, including restrictions on our ability to pay dividends and other financial covenants. As of December 31, 2001, we had approximately $58.8 million outstanding under the Coronado Facility and we were in compliance with all covenants.

In October 2001, we entered into definitive documentation for the $81 million Marad-guaranteed financing for the construction and term financing of the Chiles Galileo (the "Galileo Facility"). The Galileo Facility allows for floating rate debt, which we must convert to fixed rate debt no later than two years after delivery of the rig. We have the option to convert from a floating interest rate to a fixed interest rate at any time prior to two years after delivery of the rig, and would also be required to convert to a fixed interest rate under certain circumstances. Under the terms of the Galileo Facility, principal and interest payments are due semi-annually starting six months after delivery of the rig and ending 18 years after delivery of the rig. The Galileo Facility has limited recourse to us, and full recourse to the Chiles Galileo and all assets owned by the borrower, Chiles Galileo LLC, which owns the Chiles Galileo and is a 100% owned subsidiary of ours. For the year ended December 31, 2001, the weighted-average interest rate for the Galileo Facility was 2.34%. The Galileo Facility is subject to certain customary covenants. As of December 31, 2001, we had approximately $18 million outstanding under the Galileo Facility and we were in compliance with all covenants.

Contractual Cash Obligations

Our significant contractual obligations as of December 31, 2001, and the periods in which such obligations are due are as follows (in thousands):

                                                               Payments Due by Period
-------------------------------------------------------------------------------------------------------
                                                         Less than                             After 4
          Contractual Obligations              Total      1 Year     1-2 Years    3-4 Years     Years
-------------------------------------------------------------------------------------------------------
Principal on long-term debt...............   $  90,875   $   5,878   $  13,768    $  13,768   $  57,461
Interest on long-term debt................      26,524       4,131       7,234        5,816       9,343
Non-cancelable operating leases...........       1,180         434         497          249          --
Construction commitments..................      63,762      63,762          --           --          --
Other contractual obligations(1)..........      14,556      14,556          --           --          --
                                             ---------   ---------   ---------    ---------   ---------
     Total contractual obligations........   $ 196,897   $  88,761   $  21,499    $  19,833   $  66,804
                                             =========   =========   =========    =========   =========

(1) Includes deferred payments for owner-furnished equipment purchased in connection with the construction of the Chiles Discovery and Chiles Galileo.

Derivative Transactions

During 2001, we entered into treasury rate lock agreements with a financial institution on a total notional amount of $40 million. Such treasury rate lock agreements mature in the fourth quarter of 2003 and provide a partial hedge to changes in the future interest cost of issuing long-term fixed rate debt under the Galileo Facility and take advantage of what management considered to be a favorable interest rate environment at the time. We account for the treasury rate locks as speculative instruments under Statement of Financial Accounting Standards ("SFAS") No. 133 and record the change in the market value at the end of each reporting period as a gain or loss in other income in our Consolidated Statement of Operations. We record the net effect of these positions in operating cash flows in the Consolidated Statements of Cash Flow. For the year ended December 31, 2001, we recognized other income of approximately $2.8 million, of which $1.6 million represents realized gain from the settlement of treasury rate locks with a total notional amount of $20 million and $1.2 million represents the remaining unrealized treasury rate lock positions at December 31, 2001, as provided by our counterparty.

Beginning in 2001, we entered into and settled various positions in natural gas swaps and options, pursuant to which, on each applicable settlement date, we receive an amount, if any, by which a contract price for a swap or an option exceeds the quoted settlement price or pay the amount, if any, by which the quoted settlement price exceeds the contract price. We also entered into short positions in natural gas futures, the value of which moves in the opposite direction of the underlying price of natural gas futures. The general purpose of the natural gas transactions is to provide value for us should the price of natural gas decline, which over time, if sustained, would lead to a decline in the market values and cash flows generated by our assets. We, furthermore, entered into short positions in U.S. treasury note futures, the value of which moves in the opposite direction of the underlying price of the U.S. treasury notes futures. The general purpose of the U.S. treasury note transactions is to provide value to us should the price of U.S. treasury notes decline, leading to generally higher interest rates, which, if sustained over time, might lead to a higher interest costs for us. We account for these transactions as speculative and record the transactions as current assets or current liabilities, as applicable, and record any realized gain or loss on settled transactions and the change in the market value of the unsettled positions at the end of each reporting period in other income in our Consolidated Statement of Operations. We record the net effect of these positions in operating cash flows in our Consolidated Statement of Cash Flows. For the year ended December 31, 2001, we recognized other income of $1 million, of which $0.2 million represented realized gains and $0.8 million represented unrealized gains from these activities, primarily related to short positions in natural gas. The value of the unrealized positions was determined based on market quotes obtained from the New York Mercantile Exchange and the Chicago Board of Trade, as applicable. All open positions as of December 31, 2001, mature within one year.

A rollforward of the fair value of derivative transactions for the year ended December 31, 2001, is as follows (in thousands):

Fair value of contracts outstanding, December 31, 2000...................      $      --
Fair value of new contracts when entered into............................             --
Changes in fair value of contracts.......................................          3,808
Contracts realized or otherwise settled..................................         (1,767)
                                                                               ---------
Fair value of contracts outstanding, December 31, 2001...................      $   2,041
                                                                               =========

Discussion of Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates and the use of different assumptions would likely result in materially different results of operations.

Critical accounting policies are those that are both most important to the portrayal of a company's financial position and results of operations, and require management's most difficult, subjective or complex judgments. Although not all of our significant accounting policies require management to make difficult, subjective or complex judgments or estimates, the following policies and estimates are those that we deem most critical:

Revenue Recognition

We account for revenue in accordance with Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides the Securities and Exchange Commission staff's interpretations of the application of generally accepted accounting principles to revenue recognition. Our drilling contracts provide for a dayrate fee that is generally recognized to revenue on a per day basis as work is performed. Drilling contracts may include a fixed dayrate or include rates that vary over the contract period, which may either be stated rates or calculated based on an index such as the price of natural gas. For variable rate contracts, we record revenue on a straight-line basis over the life of the contract and record any adjustments to revenue in the period they become known. The related drilling expenses are recorded to operating expense in the period in which they are incurred. As of December 31, 2001, the Company had unbilled revenue of approximately $0.4 million related to variable rate contracts. We may also receive lump-sum fees for the mobilization of equipment and personnel to and from drilling locations. Mobilization fees received and costs incurred to mobilize an offshore rig from one market to another are recognized over the term of the related drilling contract. As of December 31, 2001, we had deferred revenue of approximately $6.2 million recorded in other non-current liabilities in our Consolidated Balance Sheet and deferred costs related to the mobilization of rigs of approximately $2.8 million recorded in other assets. As of December 31, 2000, there was no deferred revenue or related costs. Any lump-sum payments received from customers relating to specific contracts are generally deferred and amortized over the term of the drilling contract.

Property and Equipment

Property and equipment is recorded at cost and depreciated from the date the asset is placed in service, using the straight-line method, over the estimated useful lives of the assets, which range from 3 to 25 years. Our estimates of these remaining useful lives may be impacted by factors such as changing market conditions, technological advances in the performance of offshore drilling or changes in regulations governing the industry. Major additions and improvements are capitalized and depreciated over the remaining useful life of the asset. Maintenance and repairs are charged against income as incurred. Disposals are removed at cost less accumulated depreciation, and any resulting gain or loss is reflected in our Consolidated Statement of Operations. We capitalize interest and certain general and administrative expenses applicable to the construction of the rigs as a cost of such assets. Costs incurred for the purchase and development of computer software are capitalized and amortized on a straight line basis over the estimated useful life.

We evaluate the carrying value of our long-lived assets following the guidelines of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires that certain long-lived assets be reviewed for impairment whenever events indicate that the carrying amount of an asset may not be recoverable and that an impairment loss be recognized under certain circumstances in the amount by which the carrying value exceeds the fair value of the asset.

Accrued Claims and Other Accrued Liabilities

We estimate our accrued claims and other accrued liabilities based on facts and circumstances surrounding those claims. Accruals for claims are recorded at the full expected settlement amount of those claims and the accruals are adjusted accordingly as additional facts and circumstances become known.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement establishes a single accounting model to be used for long-lived assets to be disposed of by sale and it expands the presentation of discontinued operations. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. We do not anticipate that the statement will have a material impact on our financial position or results of operations.

Related-Party Transactions

SEACOR Offshore Rigs Inc. ("SEACOR Rigs"), which is a wholly-owned subsidiary of SEACOR, a New York Stock Exchange listed company, owned approximately 24% of our common stock as of March 21, 2002. We entered into a Management and Administrative Services Agreement with SEACOR, dated as of February 27, 1998 (the "Services Agreement"), pursuant to which SEACOR agreed to continue to perform certain administrative and technical services on our behalf, including providing the services of our Senior Vice President, Chief Financial Officer and Secretary, Dick Fagerstal, as well as general management and financial services, including periodic advice and consultation in connection with corporate, legal, finance and other matters that may be required for our day-to-day operations. The Services Agreement was amended on July 18, 2000 to permit either party to terminate it upon 180 days' notice. Under the Services Agreement, we agreed to pay a fee to SEACOR not to exceed $15,000 per month for the services of Mr. Fagerstal, plus such other fees for services of others not to exceed the reasonable value thereof and to reimburse SEACOR for all out-of-pocket expenses related to the provision of such services. We believe the fees charged by SEACOR for such services rendered under the Services Agreement approximate the rate that would be charged by outside non-related parties. We paid SEACOR approximately $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 2001, 2000 and 1999, respectively, exclusive of reimbursement of direct expenses. In January 2002, we paid SEACOR approximately $0.1 million for services it provided in connection with the financing obtained for the construction of the Chiles Galileo.

Jonathan Fairbanks, one of our directors, is a partner of Bassoe Offshore A/S ("Bassoe"), a brokerage and market research firm serving the offshore drilling and service industry. In each of May and October 2000, we paid Bassoe commissions of approximately $0.5 million upon delivery of each of the Chiles Magellan and Chiles Columbus and in July 2001, paid Bassoe a commission of approximately $0.1 million in connection with our acquisition of the Chiles Coronado. Pursuant to an agreement with Bassoe and SEACOR, in connection with the delivery of the Chiles Discovery in February 2002, we paid Bassoe and SEACOR commissions of $0.5 million and $1 million, respectively. In addition, in connection with the expected delivery of the Chiles Galileo in August 2002, we are obligated to pay commissions to Bassoe and SEACOR of approximately $0.3 million and $1 million, respectively. These commissions for services rendered were included in the cost of the rigs. We believe these commissions paid to Bassoe and SEACOR approximate the commissions that would be paid to outside non-related parties.

We have also agreed to pay Bassoe a commission equal to one percent of base dayrate less operating costs in connection with Bassoe's services in identifying, developing and executing the charter of the Chiles Discovery to Phillips. We estimate annual commission payments under this agreement will be approximately $0.1 million (which we believe to be within the range of acceptable compensation charged by similarly situated firms for such services) and expect to begin paying Bassoe these commissions in the third quarter of 2002.

Bassoe also has an exclusive right to broker future sale, purchase and charter transactions with respect to these rigs, provided that its rates are not in excess of rates charged by unrelated third parties in similar transactions. If our board of directors decides in the future to exercise any of the remaining options under the Master Option Agreement, it would have to decide at such time what commissions, if any, would be due to Bassoe and SEACOR.

Risks Related to Our Operations

The demand for and supply of jackup drilling rigs has been volatile in recent years. A decrease in demand or an increase in supply of these rigs could reduce our revenue and operating results

Our business and operations depend upon conditions in the oil and natural gas industry, including the exploration and production expenditures by oil and gas companies. Oil and natural gas prices are highly volatile. Material decreases in oil and natural gas prices will likely affect the level of exploratory and production expenditures by oil and gas companies, which would decrease the demand for our services, and reduce our revenues and operating results. Moreover, because our operations to date have been primarily in the U.S. Gulf of Mexico, we depend particularly on the condition of the oil and natural gas industry in the U.S. Gulf of Mexico and on the industry's exploration and production expenditures in that market. In recent years, an increasing amount of exploration and production expenditures has been concentrated in deeper water requiring semisubmersible drilling rigs or drill ships. The trend is expected to continue and could result in a decline in demand for jackup rigs. In addition, the allocation of exploration and production expenditures to on-shore prospects could affect demand for our services.

An improvement in the current prospects for jackup rigs could lead to increased rig construction and rig upgrade programs by our competitors. A significant increase in the supply of jackup drilling rigs or other mobile offshore drilling units that compete with our rigs could decrease the dayrates we are able to charge for our rigs and their utilization levels. For example, following high oil and natural gas prices and the related expansion of the offshore drilling fleet in the 1970s and early 1980s, low oil and natural gas prices weakened the offshore drilling market for the balance of the 1980s and most of the first half of the 1990s, which resulted in an excess supply of rigs and significantly reduced utilization and dayrates. This weakness was particularly pronounced in the U.S. Gulf of Mexico. While oil and natural gas prices subsequently recovered and were strong during the first half of 2001, natural gas prices were much lower during the second half of 2001. Due in large part to the weakening of natural gas prices, demand for offshore drilling rigs in the U.S. Gulf of Mexico softened. Although this decline did not impact the demand for our services in 2001, because payments under drilling contracts provide nearly all of our revenues, if our rigs are not utilized at optimal levels during 2002, or if market or other conditions do not allow us to charge desirable rates, our revenues and operating results will decline.

We face intense competition

The offshore contract drilling industry is highly competitive. If the recent trend toward consolidation in the industry continues, we would expect competition to become even more intense. Customers generally award drilling contracts on a competitive bid basis and we believe price of the rig-related costs and operational capability are generally the major factors in selecting a drilling contractor. We believe that competition for drilling contracts will continue to be intense for the foreseeable future in part because of the ability of contractors to move rigs from areas of low utilization to areas of greater activity. Drilling contractors operating more expensive rigs, such as "harsh environment" jackup rigs or semisubmersible drilling rigs, may redeploy rigs to the U.S. Gulf of Mexico during periods of low demand for these categories of rigs in other markets and accept lower rate contracts in order to keep their rigs operating and offset the costs of maintaining and reactivating rigs. Movement of rigs into the regions in which we operate or a decrease in drilling activity in the regions in which we operate could reduce utilization of our rigs and could depress the rates we are able to charge. Moreover, almost all of our competitors are much larger and more established companies with greater financial resources.

Drilling-related risks could disrupt our drilling services and result in liabilities to us.

Our operation of offshore jackup drilling rigs is subject to drilling and marine-related risks, including:

         o        well blowouts from high pressure formations;
         o        capsizing or sinking;
         o        grounding;
         o        fires;
         o        collapse of wells being drilled;
         o        collisions with other vessels; and
         o        damage from weather or sea conditions or unsound locations.

These hazards could damage the environment, cause personal injury or loss of life and damage to or destruction of the property and equipment involved. If any of these events were to occur, we could incur substantial liability. In addition, the affected rigs could be removed from service and would not be available to generate revenue and operating income.

Because we operate a limited number of rigs under relatively short-term contracts, our revenues and operating results are subject to substantial volatility.

Because we now operate only three rigs, if any of our rigs suffers an actual or total casualty loss, significant damage, mechanical or other difficulties, or if for any other reason a rig does not operate for an extended period, our consolidated revenues and operating results would be significantly reduced. Our insurance for business interruption may not adequately compensate us for these reduced revenues.

In addition, because we operate under relatively short-term drilling contracts, there may be periods in the future when one or more of our rigs is not under contract and not producing revenues. In addition, if we relocate a rig from one region to another, customers may not be willing to pay contract rates while the rig is in transit. If a rig is not under contract, we will continue incurring the expense of maintaining that rig while awaiting the next contract. Moreover, if a rig is idle because of lack of demand in the local market, we could incur additional expenses if we decide to move the rig from that market to another market where we believe demand will be stronger.

We typically operate our rigs in the U.S. Gulf of Mexico on well-to-well contracts that last from 30 to 90 days. Presently, two of our rigs are working for customers who employ the rigs in the U.S. Gulf of Mexico and one of our rigs is working for a customer in Trinidad. In 2002, two of our rigs, the Chiles Columbus and Chiles Magellan, will complete their current drilling projects and we intend to negotiate for other work for these rigs with other potential customers. However, we cannot guarantee that such negotiations will be successful nor can we guarantee, if such negotiations are successful, that the rigs will be able to start such new work immediately after finishing their current projects.

Construction of our new rig, the Chiles Galileo, is subject to many risks.

We have contracted with AMFELS to construct the Chiles Galileo. This shipyard may not complete construction on time or within budget for a number of reasons, including:

         o        shortages of materials or skilled labor;
         o failure or delay of third party providers to deliver equipment or services to the shipyard;
         o        labor disputes;
         o        weather interferences;
         o difficulties in obtaining necessary permits or in meeting permit conditions;
         o        or unforeseen engineering problems.

We cannot assure you that the Chiles Galileo or any other rig we may order will be successfully built or that it will be completed or commissioned on time. If construction of the Chiles Galileo is delayed due to engineering problems, termination of the rig construction agreement might be our sole remedy. In the event we terminate the construction agreement, we would not realize our anticipated revenues and operating results from the Chiles Galileo until we are able to otherwise complete its construction and place it into operation, if at all. These delays could cause us to spend significantly more on the Chiles Galileo than we currently anticipate.

Under the rig construction agreement, we are responsible for a number of matters in connection with the construction and completion of the Chiles Galileo. Because we rely on third parties to satisfy many of these obligations on our behalf, we cannot assure you that these other parties will perform in a timely manner, or at all, under our agreements with them. As with all contracts, we may ultimately have to resort to expensive, protracted and uncertain litigation in order to enforce our rights under these agreements and seek compensation for any harm to us.

Terrorist attacks could result in a material adverse effect on our business

On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope. These attacks have caused instability in the world's financial and insurance markets and have significantly increased political and economic instability in the geographic areas in which we operate. In addition, these attacks may lead to increased volatility in prices for crude oil and natural gas and could affect the markets for drilling services. Although we have not experienced any material adverse effects on our results of operations as a result of terrorist acts to date, there can be no assurance that terrorism and its effects on us or our markets will not significantly affect our business in the future.

Immediately following the events of September 11, 2001, our war risk insurance underwriters notified us of their intent to cancel their coverage of that risk in accordance with the terms of the policies and offered to reinstate such coverage for significantly higher premiums. We agreed to the proposed increase in premiums and currently maintain war risk coverage for our fleet. War risk coverage is cancelable by underwriters on forty-eight hours notice, and there can be no assurance that underwriters will not cancel nor that they will then offer to reinstate on terms deemed acceptable by us. The events of September 11, 2001 led to war in Afghanistan and may lead to armed hostilities or to further acts of terrorism in the United States or elsewhere, and such acts of terrorism could be directed against companies such as ours. Current United States government regulations effectively preclude us from actively engaging in business activities in certain countries, including oil-producing countries such as Iran, Iraq and Libya. Following the events of September 11, 2001, these regulations could be amended to cover countries where we currently operate or where we may wish to operate in the future. These developments could subject us to increased risks and, depending on their magnitude, could have a material adverse effect on our business.

We have incurred a substantial amount of debt, which could adversely affect our business, financial condition and results of operations.

In December 2000, we entered into the Bank Facility. In July 2001, in connection with the acquisition of the Tonala, we assumed approximately $58.8 million in Marad-guaranteed debt. In October 2001, we entered into an $81 million Marad-guaranteed financing for the construction and term financing of the Chiles Galileo. This large amount of indebtedness:

         o requires us to dedicate a substantial portion of our cash flow from operations to required payments on indebtedness, thereby reducing the availability of cash flow for working capital, capital expenditures and other general corporate purposes;
         o limits our ability to obtain additional financing in the future for working capital, capital expenditures and other general corporate purposes;
         o restricts our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
         o detracts from our ability to successfully withstand a downturn in our business or the economy generally; and o places us at a competitive disadvantage against other less leveraged competitors.

The terms of our debt substantially limit our financial and operating flexibility.

The covenants contained in the agreements governing our existing debt materially limit our operating flexibility by restricting, among other things, our ability and the ability of our subsidiaries to:

         o        borrow money for operations or expansion;
         o        make capital investments;
         o        pay dividends; and
         o        engage in other business activities.

If we are unable to hire and retain the qualified personnel we need, our business will be harmed.

Our success depends to a large extent on the continued services of our senior management, including, in particular, William Chiles, our President and Chief Executive Officer, and our ability to attract and retain key operating personnel. The loss of the services of Mr. Chiles or a number of our senior managers could, at least in the short term, harm our business and impair our ability to continue to grow our business.

During 1997, unemployment rates in the offshore contract drilling industry reached unusually low levels. If the industry returns to such level of activity in the future, we may experience similar shortages and increased labor costs. We cannot assure you that sufficient labor will be available in the future or that the cost of labor will not rise, either of which could negatively affect our performance.

We are subject to risks associated with operating in markets outside the United States.

In October 2001, we began operations in Trinidad. In addition, we expect to commence operations in the East Timor Gap Zone of Cooperation, located between East Timor and Australia, in the second quarter of 2002 and may, in the future, conduct operations in additional international regions. Our operations in these regions are, and will be, subject, in varying degrees, to risks inherent in doing business abroad. Our non-U.S. operations are, and will be, subject to certain political, economic and other uncertainties not typically encountered in U.S. operations, including risks of:

         o disruption of markets from war, civil disturbances or other similar events;

         o        government expropriation of assets;
         o the general hazards associated with the assertion of national sovereignty by foreign governments over the regions in which we conduct operations;
         o        fluctuating currency values;
         o        hard currency shortages;
         o        governmental controls of currency exchange;
         o        repatriation of income or capital; and
         o regulation of oil and gas drilling operations relating to natural resources, employment, the environment and other areas of our business.

Any of these factors could have a substantial impact on our business and may reduce our revenues and operating results.

Contractual indemnification provisions and insurance coverage may not protect us from a number of the liabilities that could arise from the risks inherent in our business.

We cannot assure you that we can obtain contractual indemnification pursuant to which our customers would agree to protect and indemnify us to some degree from liability for pollution and environmental damages in all of our contracts, that the level of indemnification that we obtain will be meaningful, that such indemnification agreements will be enforceable or that the customer will be financially able to comply with its indemnity obligations.

We also maintain insurance coverage that we consider adequate against many of the risks related to our drilling services. We have not in the past experienced a loss in excess of policy limits. We cannot assure you, however, that our existing insurance coverage can be renewed at commercially reasonable rates, or at all, or that available coverage will be adequate to cover future claims. Moreover, any insurance that we do obtain may have significant exceptions to coverage, be subject to substantial deductibles or provide for premium adjustments based on claims. If a loss occurs that is partially or completely uninsured, we could be exposed to substantial liability.

Moreover, the relatively small number of rigs in our fleet means that material damage to or loss of even one of these rigs would have a material impact on our business and future prospects.

We may suffer losses if our customers terminate or seek to renegotiate their contracts.

Our contracts with customers may be cancelable upon specified notice at the option of the customer. Some drilling contracts require the customer to pay a specified early termination payment upon cancellation, which payments may not fully compensate us for the loss of the contract. Contracts customarily provide for either automatic termination or termination at the option of the customer in the event of total loss of the drilling rig or if drilling operations are suspended for extended periods of time by reason of acts of God or excessive rig downtime for repairs, or other specified conditions. Early termination of a contract may result in a rig being idle for an extended period of time. Our revenue may be adversely affected by customers' early termination of contracts, especially if we are unable to recontract the affected rig within a short period of time. Further, in times of depressed market conditions, our customers historically have on occasion sought to renegotiate firm drilling contracts to reduce their obligations.

Laws and governmental regulations may add to our operating costs or limit drilling activity.

Our business is affected by changes in public policy and by federal, state, foreign and local laws and regulations relating to the energy industry. The drilling industry is dependent on demand for services from the oil and natural gas exploration industry and, accordingly, we will be directly affected by the adoption of laws and regulations curtailing exploration and development drilling for oil and natural gas for economic, environmental and other policy reasons. We may be required to make significant capital expenditures to comply with governmental laws and regulations. It is also possible that these laws and regulations may in the future add significantly to our operating costs or may significantly limit drilling activity.

Governments in some non-U.S. countries have become increasingly active in regulating and controlling the ownership of concessions, companies holding concessions, the exploration of oil and natural gas and other aspects of the oil and natural gas industries in these countries. In some areas of the world, this governmental activity has adversely affected the amount of exploration and development work done by major oil companies and may continue to do so.

Risks Related to Our Relationship with SEACOR

SEACOR is able to exert significant influence over us.

SEACOR owns approximately 24% of the voting power of our company. In addition, four of the members of our board of directors are officers of SEACOR. As a result, SEACOR is in a position to influence our policies and affairs and to influence the outcome of corporate actions requiring stockholder approval, including:

         o the composition of our Board of Directors and, through it, the direction and policies of our company, including the appointment and removal of officers;
         o        mergers and business combinations or sales of our assets; and
         o        amendments to our charter.

Significant reductions in SEACOR's ownership of our stock or board representation will result in an event of default under our Bank Facility.

In connection with our Bank Facility, the failure of SEACOR to maintain minimum ownership levels and board representation constitutes an event of default. In this event, the lenders may accelerate the maturity of this debt and foreclose upon the collateral securing the debt. If the debt is accelerated, we expect that we will have to refinance that debt and we cannot assure you that we will be able to refinance the debt on favorable terms, if at all.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in interest rates with respect to our various credit facilities, if and when they are drawn upon. Our policy is to manage interest rate risk through the use of a combination of fixed and floating rate debt. We may also use treasury rate locks and U.S. treasury note futures and options contracts, when appropriate, to manage this risk. We are also exposed to changes in the prices of oil and natural gas. The offshore contract drilling industry is dependent upon the exploration and production programs of oil and gas companies, which in turn are influenced by the price of oil and natural gas. From time to time, when appropriate, we may enter into natural gas futures, swaps and options contracts to help mitigate this risk. This may cause additional exposure to changes in interest rates and the price of natural gas. We mitigate this additional risk by closely tracking our open positions in accordance with parameters set by our board of directors and carefully monitor the credit ratings of our counterparties on transactions. In addition, we can settle our open positions in our contracts at any time, thereby minimizing the risk of loss. As of December 31, 2001, we held derivative positions with an aggregate fair market value of approximately $2 million. For further discussion of these transactions see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Derivative Transactions" above.

As of December 31, 2001, the carrying value of our fixed-rate debt approximated market value based on interest rates that could be obtained on similar issuances of debt.

ITEM 8.  Financial Statements and Supplementary Data

The consolidated financial statements and related notes commence on page F-1 of this Annual Report on Form 10-K.

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

                                     PART IV

ITEM 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a)      Index to Financial Statements, Financial Statement Schedules and
         Exhibits

                  (1)      Financial Statements

                           See Index to Consolidated Financial Statements on F-1 of this Annual Report on Form 10-K.

                  (2)      Financial Statement Schedules

                           No schedules have been included herein because the information required to be submitted has been included in the Consolidated Financial Statements or the notes thereto, or the required information is inapplicable.

                  (3)      Exhibit Index -

Exhibit No.                             Description
-----------                             -----------

2.1* Agreement and Plan of Merger, dated as of July 25, 2001, by and between Chiles Offshore Inc. and GIA2, Inc. (incorporated by reference to Exhibit 2.1 to Chiles Offshore Inc.'s Current Report on Form 8-K filed with the Commission August 9, 2001).

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

3.6* Form of Certificate of Conversion (incorporated herein by reference to exhibit 3.6 to Amendment No. 3 of the Registration Statement on Form S-1 (No. 333-39418) filed with the Commission on August 11,
           2000).

3.7* Certificate of Amendment to the Certificate of Incorporation of Chiles Offshore Inc., effective as of August 13, 2001 (incorporated herein by reference to Exhibit 3.1 to Chiles Offshore Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2001 filed with the Commission on August 14, 2001).

3.8* Amended and Restated By-Laws of Chiles Offshore Inc., effective as of July 10, 2001 (incorporated herein by reference to Exhibit 3.2 to Chiles Offshore Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2001 filed with the Commission on August 14, 2001).

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

Exhibit No.                             Description
-----------                             -----------

10.2* Platform Construction Agreement, dated April 6, 2000, by and between AMFELS, Inc. and Chiles Offshore LLC related to the Chiles Galileo, including the Letter regarding Platform Construction Agreement, dated October 3, 2000 and related material (incorporated herein by reference to exhibit 10.2 to the Annual Report on Form 10-K for the year ended December 31,
                2000).

10.3* Master Option Agreement, dated April 6, 2000, by and among Chiles Offshore LLC, Keppel FELS Limited and AMFELS, Inc. (incorporated herein by reference to exhibit 10.3 to the Registration Statement on Form S-1 (No. 333-39418) filed with the Commission on June 15, 2000).

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

10.12* Registration Rights Agreement, dated as of June 15, 2000 among Chiles Offshore LLC and the Holders named therein (incorporated herein by reference to exhibit 10.16 to Amendment No. 2 to the Registration Statement on Form S-1 (No. 333-39418) filed with the Commission on July 24, 2000).

10.13* Letter Agreement, dated August 5, 1997, between Chiles Offshore LLC and Bassoe Rig Partners Ltd. (incorporated herein by reference to exhibit 10.19 to the Registration Statement on Form S-1 (No. 333-39418) filed with the Commission on June 15, 2000).

Exhibit No.                             Description
-----------                             -----------

10.14* Commitment Letter, dated April 4, 2000, by Keppel TatLee Bank (incorporated herein by reference to exhibit 10.20 to Amendment No. 1 to the Registration Statement on Form S-1 (No. 333-39418) filed with the Commission on July 7, 2000).

10.15* Agreement with Respect to Ownership of the Tonala, dated as of July 20, 2000, by and between Chiles Offshore LLC, Perforadora Central, S.A. de C.V., Grupo Industrial Atlantida, S.A. de C.V., Patricio Alvarez Morphy, Javier Alvarez Morphy, Luis Alvarez Morphy and Enrique Chaves Quintana (incorporated herein by reference to exhibit 10.22 to Amendment No. 2 to the Registration Statement on Form S-1 (No. 333-39418) filed with the Commission on July 24, 2000).

10.16* Amendment No. 1 to the Chiles Offshore Inc. 2000 Stock Option Plan (incorporated herein by reference to exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ending September 30, 2000 filed with the Commission on November 14,
                2000).

10.17* Amendment to Bareboat Charter, dated November 10, 2000, between Chiles Offshore Inc. and Perforadora Central, S.A. de C.V. (incorporated herein by reference to exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ending September 30, 2000 filed with the Commission on November 14,
                2000).

10.18* Amendment No. 1 to Agreement with Respect to Ownership of the Tonala, dated November 10, 2000, among Chiles Offshore Inc., Perforadora Central, S.A. de C.V., Grupo Industrial Atlantida, S.A. de C.V., Patricio Alvarez Morphy, Javier Alvarez Morphy, Luis Alverez Morphy and Enrique Chavez Quintana (incorporated herein by reference to exhibit 10.3 to the Quarterly Report on Form 10-Q for the fiscal quarter ending September 30, 2000 filed with the Commission on November 14, 2000).

10.19* Amended and Restated Credit Agreement, dated as of December 7, 2000 among Chiles Offshore Inc. and Fortis Capital Corp, Nedship Bank N.V. and Den norske Bank ASA (incorporated herein by reference to exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2000).

10.20* Rig Finance Agreement, dated as of November 22, 2000, by and among Chiles Discovery LLC, the financial institutions listed therein and Keppel Tatlee Bank Limited, as agent (incorporated herein by reference to exhibit 10.26 to the Annual Report on Form 10-K for the year ended December 31, 2000).

10.21*          Commitment Letter, dated December 22, 2000, by Citibank, N.A.
                (incorporated herein by reference to exhibit 10.27 to the Annual Report on Form 10-K for the year ended December 31, 2000)

10.22+ Contract for Hire of the Drilling Unit Chiles Coronado, dated July 24, 2001, between BP Trinidad and Tobago LLC and Chiles Offshore Inc.

10.23+ Drilling Contract, dated June 21, 2001, between Phillips Petroleum (91-12) Pty Ltd. ABN 73 064 963 346 and Chiles Offshore Inc.

10.24+ Separation and Release Agreement, dated January 31, 2002, between William A. Thorogood and Chiles Offshore Inc.

10.25+ Drill Pipe Rental Agreement, dated February 25, 2002, by and between Chiles Offshore Inc. and Hercules Offshore Corporation.

Exhibit No.                             Description
-----------                             -----------

10.26+ Credit Agreement, dated as of October 31, 2001, between Chiles Galileo LLC, Citibank, N.A. and the other lenders set forth on the signature pages thereof.

10.27+ Trust Indenture, dated as of October 31, 2001, between Chiles Galileo LLC and U.S. Bank National Association.

10.28+ $81,000,000 United States Government Guaranteed Export Ship Financing Note, dated October 31, 2001, by Chiles Galileo LLC.

10.29+ Security Agreement, dated October 31, 2001, between Chiles Galileo LLC and the United States of America.

10.30+ Title XI Reserve Fund and Financial Agreement, dated October 31, 2001, between Chiles Galileo LLC and the United States of America.

10.31+ Subordinated Loan Commitment, dated October 31, 2001, made by Chiles Offshore Inc. to Chiles Galileo LLC.

10.32+ Subordination Agreement dated October 31, 2001, among Chiles Offshore Inc., Chiles Galileo LLC and the United States of America.

10.33+ Amendment No. 1 to Platform Construction Agreement, dated October 31, 2001, between AMFELS, Inc. and Chiles Offshore Inc.

10.34+ Assignment and Assumption of Construction Contract, dated October 31, 2001, among AMFELS, Inc., Chiles Offshore Inc. and Chiles Galileo LLC.

10.35+ Trust Indenture, dated as of November 5, 1998, between Perforadora Central, S.A. de C.V. (predecessor in interest to Chiles Coronado Inc.) and Bank One Trust Company, N.A.

10.36+ Security Agreement, dated as of November 5, 1998, between Perforadora Central, S.A. de C.V. (predecessor in interest to Chiles Coronado Inc.) and the United States of America.

10.37+ Amendment No. 1 to Security Agreement, dated as of January 21, 2000, between Perforadora Central, S.A. de C.V. (predecessor in interest to Chiles Coronado Inc.) and the United States of America.

10.38+ Amendment No. 2 to Security Agreement, dated as of July 30, 2001, between Chiles Coronado Inc. and the United States of America.

10.39+ Title XI Reserve Fund and Financial Agreement, dated November 5, 1998, between Perforadora Central, S.A. de C.V. (predecessor in interest to Chiles Coronado Inc.) and the United States of America.

10.40+ Amendment No. 1 to Title XI Reserve Fund and Financial Agreement, dated as of January 21, 2000, between Perforadora Central, S.A. de C.V. (predecessor in interest to Chiles Coronado Inc.) and the United States of America.

10.41+ Amendment No. 2 to Title XI Reserve Fund and Financial Agreement, dated July 30, 2001, between Chiles Coronado Inc. and the United States of America.

Exhibit No.                             Description
-----------                             -----------

10.42+ Master Assumption Agreement, Supplemental Indenture No. 1 and Amendment to Title XI Finance Agreements, dated as of March 15, 2001, among Perforadora Central, S.A. de C.V., PC2 S.A. de C.V., the United States of America and Bank One Trust Company N.A.

10.43+ Intervention of Grupo Industrial Atlantida, S.A. de C.V. into Master Assumption Agreement, Supplemental Indenture No. 1 and Amendment to Title XI Finance Agreement, dated June 6, 2001, among Grupo Industrial Atlantida, S.A. de C.V., the United States of America and Bank One Trust Company.

10.44+ Intervention of GIA 2 S.A. de C.V. into the Master Assumption Agreement, Supplemental Indenture No. 1 and Amendment to Title XI Finance Agreements, dated as of June 6, 2001, among GIA 2 S.A. de CV, the United States of America and Bank One Trust Company N.A.

10.45+ Intervention of Tonala, Inc. (now Chiles Coronado Inc.) into the Master Assumption Agreement, Supplemental Indenture No. 1 and Amendment to Title XI Finance Agreements, dated as of July 13, 2001, among Tonala, Inc. the United States of America and Bank One Trust Company N.A.

10.46+ Release, dated July 30, 2001, between the United States of America and Bank One Trust Company, N.A.

21.1+           Subsidiaries of Chiles Offshore Inc.

23.1+           Consent of Arthur Andersen LLP.

99.1+ Letter from Chiles Offshore Inc. to the Securities and Exchange Commission regarding representations by Arthur Andersen LLP.

-----------
*        Incorporated herein by reference as indicated.
** Management contracts or compensatory plans or arrangements required to be filed as exhibits to this Annual Report on Form 10-K by Item 14 (c) of the rules governing the preparation of this Annual Report on Form 10-K.
+        Filed as an exhibit herewith.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the registrant during the quarterly period ended December 31, 2001.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2002.

                          CHILES OFFSHORE INC.

                          By:/s/ Dick Fagerstal
                             --------------------------------------------
                             Dick Fagerstal
                             Senior Vice President, Chief Financial
                             Officer and Secretary

                  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2002.

                         Signature                                                    Title
                         ---------                                                    -----
                   /s/ Charles Fabrikant                                Chairman of the Board of Directors
-----------------------------------------------------------
                     Charles Fabrikant



                    /s/ William Chiles                                President and Chief Executive Officer
-----------------------------------------------------------         (Principal Executive Officer) and Director
                      William Chiles



                    /s/ Dick Fagerstal                          Senior Vice President, Chief Financial Officer and
-----------------------------------------------------------   Secretary (Principal Accounting and Financial Officer)
                      Dick Fagerstal                                               and Director



                     /s/ Randall Blank                                               Director
-----------------------------------------------------------
                       Randall Blank



                    /s/ Timothy McKeand                                              Director
-----------------------------------------------------------
                      Timothy McKeand



                     /s/ Robert Pierot                                               Director
-----------------------------------------------------------
                       Robert Pierot



                         Signature                                                    Title
                         ---------                                                    -----

                  /s/ Jonathan Fairbanks                                             Director
-----------------------------------------------------------
                    Jonathan Fairbanks



                      /s/ Alan Locker                                                Director
-----------------------------------------------------------
                        Alan Locker



                    /s/ Patricio Morphy                                              Director
-----------------------------------------------------------
                      Patricio Morphy



                      /s/ Luis Morphy                                                Director
-----------------------------------------------------------
                        Luis Morphy


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Page
                                                                     ----

Report of Independent Public Accountants..............................F-2

Consolidated Balance Sheets...........................................F-3

Consolidated Statements of Operations.................................F-4

Consolidated Statements of Cash Flows.................................F-5

Consolidated Statement of Members' and Stockholders' Equity...........F-6

Notes to Consolidated Financial Statements............................F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Chiles Offshore Inc.:

We have audited the accompanying consolidated balance sheets of Chiles Offshore Inc. (a Delaware corporation) and subsidiaries (formerly, Chiles Offshore LLC) as of December 31, 2001 and 2000, and the related consolidated statements of operations, cash flows and members' and stockholders' equity for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chiles Offshore Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Houston, Texas
February 12, 2002

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                 (in thousands, except share and per share data)

                                                                                   December 31,
                                                                           ----------------------------
                                                                              2001             2000
                                                                           -----------      -----------
                                ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...........................................     $    21,419      $    47,145
  Restricted cash ....................................................               -            6,443
  Accounts receivable.................................................           9,982            7,661
  Inventories.........................................................           1,943              797
  Other current assets................................................           2,948              616
                                                                           -----------      -----------
      Total current assets............................................          36,292           62,662
                                                                           -----------      -----------

PROPERTY AND EQUIPMENT:
  Drilling rigs and equipment.........................................         320,568          196,496
  Furniture and fixtures..............................................           1,899            1,407
  Rigs under construction.............................................         142,317           46,498
  Less:  accumulated depreciation.....................................         (18,702)          (9,682)
                                                                           ------------     ------------
      Total property and equipment....................................         446,082          234,719

OTHER ASSETS..........................................................          10,190            2,674
                                                                           -----------      -----------
      Total assets....................................................     $   492,564      $   300,055
                                                                           ===========      ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable....................................................     $    19,400      $    14,156
  Accrued liabilities.................................................           7,552            9,192
  Taxes payable.......................................................           1,485                -
  Current portion of long-term debt...................................           5,775                -
                                                                           -----------      -----------
      Total current liabilities.......................................          34,212           23,348

BANK FACILITY.........................................................          14,000                -
LONG-TERM DEBT, net of current portion................................          70,213                -
DEFERRED TAX LIABILITY................................................          38,967           28,858
OTHER NON-CURRENT LIABILITIES.........................................           9,689                -
                                                                           -----------      -----------
      Total liabilities...............................................         167,081           52,206
                                                                           -----------      -----------

COMMITMENTS  AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, par value $0.01 per share; 100,000,000 shares
    authorized, 20,371,932 and 17,687,241 shares issued, respectively.             204              177
  Less 109,000 shares held in treasury, at cost.......................          (1,744)          (1,744)
  Additional paid-in capital..........................................         329,088          274,027
  Retained deficit....................................................          (2,065)         (24,611)
                                                                           -----------      -----------
      Total stockholders' equity......................................         325,483          247,849
                                                                           -----------      -----------
      Total liabilities and stockholders' equity......................     $   492,564      $   300,055
                                                                           ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 (in thousands, except share and per share data)

                                                                      Years Ended December 31,
                                                            ----------------------------------------------
                                                                2001             2000            1999
                                                            ------------      ------------    ------------
REVENUE................................................     $     74,184      $     56,006    $      8,596

COSTS AND EXPENSES:
  Operating............................................           23,659            18,538           5,377
  Charter..............................................            6,798             6,677               -
  General and administrative...........................            5,020             2,853           1,326
  Depreciation and amortization........................            9,019             7,176           2,478
                                                            ------------      ------------    ------------
      Total costs and expenses.........................           44,496            35,244           9,181

OPERATING INCOME (LOSS)................................           29,688            20,762            (585)

OTHER INCOME (EXPENSE):
  Interest expense, net of capitalized interest........                -            (8,008)         (3,764)
  Interest income......................................              649             1,224             874
  Other income.........................................            3,824                 -               -
                                                            ------------      ------------    ------------
      Total other income (expense)....................             4,473            (6,784)         (2,890)

INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM          34,161            13,978          (3,475)

PROVISION FOR INCOME TAXES, INCLUDING
  CHANGE IN TAX FILING STATUS IN 2000..................          (11,615)          (29,881)              -
                                                                 -------      ------------    ------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM................           22,546           (15,903)         (3,475)

EXTRAORDINARY ITEM, NET OF TAX OF
  $1,023 IN 2000 AND $0 IN 1999........................                -            (1,820)           (488)
                                                            ------------      ------------  --------------

NET INCOME (LOSS)......................................     $     22,546      $    (17,723)   $     (3,963)
                                                            ============      ============    ============


Income (loss) per common share - basic:
  Before extraordinary item...........................      $       1.20      $      (1.55)   $      (0.68)
  Extraordinary item, net.............................                 -             (0.18)          (0.09)
                                                            ------------      ------------    ------------
  Net income (loss)....................................     $       1.20      $      (1.73)   $      (0.77)
                                                            ============      ============    ============

Income (loss) per common share - diluted:
  Before extraordinary item...........................      $       1.20      $      (1.55)   $      (0.68)
  Extraordinary item, net.............................                 -             (0.18)          (0.09)
                                                            ------------      ------------    ------------
  Net income (loss)....................................     $       1.20      $      (1.73)   $      (0.77)
                                                            ============      ============    ============

Weighted average common shares outstanding:
  Basic................................................           18,756            10,253           5,116
  Diluted..............................................           18,852            10,253           5,116

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                      Years Ended December 31,
                                                             ------------------------------------------
                                                                2001            2000            1999
                                                             ----------      ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).......................................   $   22,546      $  (17,723)     $   (3,963)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities -
    Deferred income taxes.................................       10,130          29,881               -
    Depreciation and amortization.........................        9,019           7,176           2,478
    Recognition of deferred (revenue) expense, net........         (319)            368             136
    Unrealized gain on derivative instruments.............       (2,041)              -               -
    Extraordinary loss on extinguishment of debt, net ....            -           1,820             488
  Increase (decrease) in operating cash flows resulting
from-
    Accounts receivable...................................       (2,321)         (3,908)         (3,753)
    Inventories...........................................       (1,146)            715              82
    Accounts payable......................................        5,244           7,291           4,204
    Accrued liabilities...................................        1,067           5,889           1,126
    Current taxes payable.................................        1,485               -               -
    Deferred revenue......................................        6,780          (1,500)          1,500
    Other.................................................       (5,400)         (4,293)           (369)
                                                             ----------      ----------      ----------

  Net cash provided by operating activities...............       45,044          25,716           1,929
                                                             ----------      ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.....................     (109,378)        (50,198)        (82,138)
                                                             ----------      ----------      ----------

  Net cash used in investing activities...................     (109,378)        (50,198)        (82,138)
                                                             ----------      ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Membership capital contributions, net...................            -          32,790          14,947
  Exercise of rights......................................            -           3,000               -
  Proceeds from credit facility...........................       21,000          16,860          22,000
  Repayment of credit facility ...........................       (7,000)        (38,860)              -
  Borrowings of long-term debt............................       18,102               -               -
  Repurchase and retirement of senior notes...............            -         (94,876)        (15,000)
  Purchase of treasury stock..............................            -          (1,744)              -
  Exercise of employee stock options......................           63               -               -
  Proceeds from public offering, net......................            -         156,948               -
                                                             ----------      ----------      ----------

  Net cash provided by financing activities...............       32,165          74,118          21,947
                                                             ----------      ----------      ----------

RESTRICTED CASH, beginning of period......................        6,443               -          62,214
                                                             ----------      ----------      ----------

RESTRICTED CASH, end of period............................            -           6,443               -
                                                             ----------      ----------      ----------
NET DECREASE (INCREASE) IN RESTRICTED CASH................        6,443          (6,443)         62,214
                                                             ----------      ----------      ----------

NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS..........................................      (25,726)         43,193           3,952
                                                             ----------      ----------      ----------
CASH AND CASH EQUIVALENTS, beginning of period............       47,145           3,952               -
                                                             ----------      ----------      ----------

CASH AND CASH EQUIVALENTS, end of period..................   $   21,419      $   47,145      $    3,952
                                                             ==========    ============      ==========

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF MEMBERS' AND
                              STOCKHOLDERS' EQUITY

                        (in thousands, except share data)

                                             Retained               Common Stock                Additional   Retained
                                 Members'    Earnings            ------------------    Treasury   Paid-In    Earnings
                                  Equity    (Deficit)  Rights    Shares     Dollars     Stock     Capital    (Deficit)     Total
                                  ------    ---------  ------    ------     -------     -----     -------    ---------     -----
BALANCE, December 31, 1998...... $  63,731   $   (136)  $  --          --   $    --    $    --   $     --     $    --    $ 63,595
Capital contributions,
  November 30, 1999 (net of
  offering costs)...............    14,490         --     456          --        --         --         --          --      14,946
Net loss........................        --     (3,963)     --          --        --         --         --          --      (3,963)
                                 ---------   --------   -----   ---------   -------    -------   --------     -------    --------
BALANCE, December 31, 1999......    78,221     (4,099)    456                    --         --         --          --      74,578
Capital contributions, May, 2000
  (net of offering costs).......    32,790         --      --                    --         --         --          --      32,790
Net income, January 1, 2000
  through September 21, 2000....        --      6,888      --          --        --         --         --          --       6,888
Exchange of membership interests
  for shares of common stock,
  September 22, 2000............  (111,011)        --      --   8,485,810        85         --    110,926          --          --
Transfer Chiles Offshore LLC
  retained earnings to Chiles
  Offshore Inc. additional
  paid-in capital...............        --     (2,789)     --          --        --         --      2,789          --          --
Exercise of rights,
  September 22, 2000............        --         --    (456)    231,431         2         --      3,454          --       3,000
Net proceeds from public
  offering of common stock,
  September 22, 2000............        --         --      --   8,970,000        90         --    156,858          --     156,948
Purchase of treasury stock,
  December  2000................        --         --      --    (109,000)       --     (1,744)        --          --      (1,744)
Net loss, September 22, 2000
  through
  December, 31, 2000............        --         --      --          --        --         --         --     (24,611)    (24,611)
                                 ---------   --------   -----   ---------   -------    -------   --------     -------    --------
BALANCE, December 31, 2000......        --         --      --   17,578,241      177     (1,744)   274,027     (24,611)    247,849
Issuance of stock in acquisition
  of Chiles Coronado, July 2001.        --         --      --   2,679,723        27         --     54,977          --      55,004
Exercise of employee stock
  options.......................        --         --      --       4,968        --         --         84          --          84
Net income......................        --         --      --          --        --         --         --      22,546      22,546
                                 ---------   --------   -----   ---------   -------    -------   --------     -------    --------
BALANCE, December 31, 2001...... $      --   $     --   $  --   20,262,932  $   204    $(1,744)  $329,088     $(2,065)   $325,483
                                 =========   ========   =====  ===========  =======    =======   ========     =======    ========

The accompanying notes are an integral part of these consolidated financial statement and should be read in conjunction herewith.

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      ORGANIZATION AND BUSINESS

Chiles Offshore Inc. ("Chiles") and its wholly-owned subsidiaries (collectively, the "Company") is engaged in the construction and operation of mobile offshore drilling rigs in the U.S. Gulf of Mexico, Trinidad and Singapore. The Company presently operates three jackup drilling rigs and has two additional jackup drilling rigs under construction.

The Company was originally formed as Chiles Offshore LLC under the laws of the State of Delaware as a limited liability company on August 5, 1997, and converted into a Delaware corporation on September 22, 2000, in conjunction with the Company's initial public offering of common stock ("IPO"). In connection with the conversion, the membership interests of the members of Chiles Offshore LLC were converted at the rate of approximately 87,172 shares of common stock of the Company for each 1% membership interest, with a total 8,485,810 shares of common stock issued to Chiles Offshore LLC members. Just prior to the IPO, rights for membership interests in Chiles Offshore LLC (representing 231,431 shares of common stock after the IPO) were exercised for $3 million. The number of shares of common stock of the Company received by each member of Chiles Offshore LLC was in proportion to each member's previous membership interest in Chiles Offshore LLC immediately prior to the IPO. Through the IPO, the Company sold 8,970,000 common shares for approximately $157 million of net proceeds and used approximately $106 million of the IPO proceeds to repurchase and retire substantially all of its outstanding senior notes and accrued interest and to repay its Bank Facility with accrued interest. The Company also used IPO proceeds to fund a portion of the costs required to further expand the rig fleet and for other corporate purposes. The Company's common stock is traded on the American Stock Exchange under the trading symbol "COD."

The Company's business and operations are materially dependent upon the condition of the oil and natural gas industry and, specifically, the exploration and production expenditures of oil and gas companies. As the Company begins to expand its operations beyond the U.S. Gulf of Mexico into Trinidad and the Far Eastern markets, the Company's business and operations are and will continue to be particularly dependent upon the condition of the oil and natural gas industry and on the exploration and production expenditures of oil and gas companies in the United States and the other major countries in which it operates. During 1998, the decline in commodity prices in the oil and gas industry resulted in significantly reduced dayrates and decreased utilization, particularly in the U.S. Gulf of Mexico jackup drilling rig market. Since 1999, crude oil prices and natural gas prices have recovered and the Company experienced steady demand for its services through 2001. However, U.S. Gulf of Mexico rig activity has declined in recent months due apparently to lower natural gas prices and current natural gas inventories are reported to be at higher than normal capacity. Drilling activities in the U.S. Gulf of Mexico may also be adversely affected by the present U.S. economic slowdown that may be further exacerbated by the September 11, 2001, terrorist attacks in New York City and Washington D.C. Although the initial decline in U.S. drilling activity did not impact the demand for the Company's services in 2001, a sustained decline could adversely impact the demand for the Company's services in 2002. Sustained weak commodity prices, economic problems in countries outside the United States, and a number of other factors beyond the Company's control could further curtail spending by oil and gas companies. The Company cannot predict whether or not current U.S. market conditions will improve and if so, to what extent. A sustained period of depressed market conditions would have a material adverse effect on the Company's future results of operations. The Company is also exposed to changes in the prices of oil and natural gas. The offshore contract drilling industry is dependent upon the exploration and production programs of oil and gas companies, which in turn are influenced by the price of oil and natural gas.

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

The Company accounts for revenue in accordance with Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides the Securities and Exchange Commission staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The Company's drilling contracts provide for a dayrate that is generally recognized to revenue on a per day basis as work is performed. Drilling contracts may include a fixed dayrate or include rates that vary over the contract period, which may either be stated rates or calculated based on an index such as the price of natural gas. For variable rate contracts, the Company records revenue on a straight-line basis over the life of the contract and records any adjustments to the straight-line calculation in the period they become known. The related drilling expenses are recorded to operating expense in the period in which they are incurred. As of December 31, 2001, we had unbilled revenue of approximately $0.4 million related to variable rate contracts. The Company may also receive lump-sum fees for the mobilization of equipment and personnel to and from a drilling location. Mobilization fees received and costs incurred to mobilize an offshore rig from one market to another are deferred or accrued and recognized over the term of the related drilling contract. As of December 31, 2001, the Company had deferred revenue of approximately $6.2 million recorded in other non-current liabilities in the Consolidated Balance Sheet and deferred costs related to the mobilization of rigs of approximately $2.8 million recorded in other assets. As of December 31, 2000, there was no deferred revenue or related costs. Any lump-sum payments received from customers relating to specific contracts are generally deferred and amortized over the term of the drilling contract.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents and Statements of Cash Flows

For presentation in the consolidated balance sheets and for purposes of reporting cash flows, all liquid investments with maturities at the date of purchase of three months or less are considered cash equivalents. As of December 31, 2000, the Company had $6.4 million in cash that was restricted in use for the operations and debt service of the chartered rig, the Tonala (later acquired and renamed the Chiles Coronado. See Note 4). As of December 31, 2001, the Company had no restricted cash.

Inventories

Inventories primarily includes repair and maintenance and operating supply parts on each of our operating rigs. Inventories are recorded on a first-in, first-out basis, not to exceed market value.

Property and Equipment

Property and equipment is recorded at cost and depreciated from the date the asset is placed in service, using the straight-line method, over the estimated useful lives of the assets, which range from 3 to 25 years. Major additions and

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

improvements are capitalized and depreciated over the remaining useful life of the asset. Maintenance and repairs are charged against income as incurred. Disposals are removed at cost less accumulated depreciation, and any resulting gain or loss is reflected in the accompanying consolidated statements of operations. The Company capitalizes interest applicable to the construction of the rigs as a cost of such assets. Interest expense capitalized for the years ended December 31, 2001, 2000 and 1999, was $3.3 million, $0.6 million and $8 million, respectively. Depreciation expense for the periods ended December 31, 2001, 2000 and 1999, was $9 million, $7.2 million and $2.5 million, respectively. The costs to purchase and develop computer software are capitalized and amortized on a straight line basis over its estimated useful life.

Realization of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets following the guidelines of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires that certain long-lived assets by reviewing for impairment whenever events indicate that the carrying amount of an asset may not be recoverable and that an impairment loss be recognized under certain circumstances in the amount by which the carrying value exceeds the fair value of the asset. As of December 31, 2001, the Company has evaluated the carrying value of its property and equipment based upon the estimated undiscounted future net cash flows of the related asset and none of its assets were impaired.

Debt Issuance Costs

Debt issuance costs related to the Company's debt are included in the Consolidated Balance Sheet and are amortized to interest expense over the scheduled maturity of the debt. Amortization of debt issuance cost for the periods ended December 31, 2001, 2000 and 1999 was approximately $0.5 million, $0.4 million and $0.4 million, respectively. As of December 31, 2001 and 2000, there was approximately $6 million and $2.3 million, respectively, of debt issuance costs recorded in other assets.

Income Taxes

Since conversion from limited liability company in September 2000, the Company accounts for income taxes in accordance with SFAS 109 "Accounting for Income Taxes." Under this method, deferred income taxes are recorded based upon the differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to apply to the taxable income in the periods when the underlying assets are realized or liabilities are settled.

Earnings per Share

Under the provisions of SFAS No. 128, "Earnings per Share," basic earnings per share consist of the Company's historical net income divided by the weighted average number shares of common stock outstanding. For the time prior to the IPO on September 22, 2000, weighted average number of common shares includes the conversion of membership interest to an equivalent number of common shares. Dilutive earnings per share is computed including the impact of all potentially dilutive securities. The dilutive effect of stock options was 96,578 shares for the year ended December 31, 2001. There were no dilutive securities for the years ended December 31, 2000 and 1999. Diluted weighted average common shares outstanding for the year ended December 31, 2001, excluded incremental shares related to 182,800 stock options, the effects of which were anti-dilutive.

Derivatives

Effective January 1, 2001, the Company adopted the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137. This statement requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. At December 31, 2001, the Company carried open positions in treasury rate locks, natural gas swaps, options and futures contracts and U.S. treasury note futures. The Company "marks-to-market" all of its derivative transactions and records the corresponding gain or loss to other income in the Statement of Operations. Cash receipts for derivatives settled during the year ended December 31, 2001, were $1.8 million and were included in cash flows from operating activities in the Consolidated Statement of Cash Flows (see Note 8).

Fair Value of Financial Instruments

The carrying values of current assets and current liabilities in the accompanying consolidated balance sheets approximated fair value due to the short maturity of these amounts. The net fair value of the Company's derivative transactions was included in other assets at December 31, 2001. The bank facility and a portion of the Company's long-term debt were at market adjustable variable interest rates, which approximated market value at December 31, 2001. The fixed rate portion of long-term debt approximated market value as determined based on quoted market rates provided to the Company by a third party bank.

Accounts Receivable and Provision for Doubtful Accounts

The Company provides an allowance for doubtful accounts based on prior history with its customers and provides additional reserves for specific receivables where collection is considered doubtful.

Extraordinary Loss

The Company incurred an extraordinary loss of approximately $1.8 million, net of tax benefit, and $0.5 million due to the early extinguishment of certain debt obligations for the periods ended December 31, 2000 and 1999, respectively. Such losses consisted of the write off of related deferred debt issuance costs.

Foreign Currency

The Company uses the United States dollar as the functional currency for foreign operations.

Reclassification

Certain prior period amounts in the consolidated financial statements have been reclassified for comparative purposes. Such reclassifications had no effect on the net income (loss) or the overall financial condition of the Company.

Newly Issued Accounting Standards

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement establishes a single accounting model to be used for long-lived assets to be disposed of by sale and it expands the presentation of discontinued operations. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not anticipate that the statement will have a material impact on its financial position or results of operations.

3.      RELATED-PARTY TRANSACTIONS

As of December 31, 2001, SEACOR Offshore Rigs Inc. ("SEACOR Rigs"), which is a wholly-owned subsidiary of SEACOR SMIT Inc. ("SEACOR"), a New York Stock Exchange listed company, owned approximately 24% of the common stock of the

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company. At the time of the IPO, SEACOR held approximately $26.7 million aggregate principal amount of the senior notes and also held an indirect economic interest in substantially all of the Company's remaining outstanding senior notes. Subsequent to the IPO, the Company purchased from SEACOR and the other noteholders, and retired substantially all of the outstanding senior notes at a price equal to par plus accrued interest (see Note 5). As a result of this transaction, SEACOR reported a pre-tax gain of approximately $10.6 million in 2000.

The Company and SEACOR entered into a Management and Administrative Services Agreement, dated as of February 27, 1998 (the "Services Agreement"), pursuant to which SEACOR agreed to continue to perform certain administrative and technical services on behalf of the Company including providing the services of the Company's Senior Vice President, Chief Financial Officer and Secretary, Dick Fagerstal, as well as general management and financial services, including periodic advice and consultation in connection with corporate, legal, finance and other matters that may be required for the Company's day-to-day operations. The Services Agreement was amended on July 18, 2000 to permit either party to terminate it upon 180 days' notice. Under the Services Agreement, the Company agreed to pay a fee to SEACOR not to exceed $15,000 per month for the services of Mr. Fagerstal, plus such other fees for services of others not to exceed the reasonable value thereof and to reimburse SEACOR for all out-of-pocket expenses related to the provision of such services. Management believes the fees charged by SEACOR for such services rendered under the Services Agreement approximate the rate that would be charged by outside non-related parties. The Company paid SEACOR approximately $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 2001, 2000 and 1999, respectively, exclusive of reimbursement of direct expenses.

One of the Company's directors is a partner of Bassoe Offshore A/S ("Bassoe"), a brokerage and market research firm serving the offshore drilling and service industry. In each of May and October 2000, the Company paid Bassoe commissions of approximately $0.5 million upon delivery of each of the Chiles Magellan and Chiles Columbus and in July 2001, paid Bassoe a commission of approximately $0.1 million in connection with the Company's acquisition of the Chiles Coronado (see
Note 4). Pursuant to an agreement with Bassoe and SEACOR, in connection with the delivery of the Chiles Discovery in February 2002, the Company paid Bassoe and SEACOR commissions of $0.5 million and $1 million, respectively. In addition, in connection with the expected delivery of the Chiles Galileo in August 2002, the Company is obligated to pay commissions to Bassoe and SEACOR of approximately $0.3 million and $1 million, respectively. These commissions for services rendered were included in the cost of the rigs. Management believes these commissions paid to Bassoe and SEACOR approximate the commissions that would be paid to outside non-related parties.

The Company has also agreed to pay Bassoe a commission equal to one percent of base dayrate less operating costs in connection with Bassoe's services in identifying, developing and executing the charter of the Chiles Discovery to an affiliate of Phillips Petroleum. The Company estimates annual commission payments under this agreement will be approximately $0.2 million (which management believes to be within the range of acceptable compensation charged by similarly situated firms for such services) and expects to begin paying Bassoe these commissions in the third quarter of 2002.

Bassoe also has an exclusive right to broker future sale, purchase and charter transactions with respect to these rigs, provided that its rates are not in excess of rates charged by unrelated third parties in similar transactions. If the Board decides in the future to exercise any of the remaining options under the Master Option Agreement, it would have to decide at such time what commissions, if any, would be due to Bassoe and SEACOR.

The Company entered into an agreement with a non-U.S. lender that is affiliated with Keppel, a shareholder of the Company, to provide a maximum of $82 million of financing towards the construction cost of the Chiles Discovery. As of December 31, 2001, there were no borrowings under this credit facility and, in connection with the delivery of the rig in February 2002, the credit facility was cancelled by the Company.

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


4.      TONALA ACQUISITION

In July 2001, pursuant to an agreement entered into in July 2000, as subsequently amended (as amended, the "Tonala Agreement"), the Company completed its acquisition of all of the shares of capital stock of the entity that owned the ultra-premium jackup rig Tonala. Previously, the Company had operated the Tonala under a bareboat charter with Perforadora Central, S.A. de C.V., a Mexican company, and related parties ("Perforadora Central") since the completion of its construction and final commissioning in April 2000 (the "Tonala Charter"). The Tonala Agreement and an amendment to the Tonala Charter adjusted payments under the Tonala Charter such that the Company would be treated from a commercial standpoint as if it owned the Tonala from July 20, 2000, with the Company being credited for cash flow received by Perforadora Central under the Tonala Charter, and charged for debt service payments made by Perforadora Central after such date on debt guaranteed by the U.S. Maritime Administration ("Marad") and secured by the Tonala. In connection with the acquisition of the Tonala, in October 2000 two executives of Perforadora Central were named to the Company's board of directors.

As consideration for our acquisition of the Tonala, in July 2001, the Company issued 2,679,723 shares of common stock having a market value on the date of issuance of $20.50 per share to Perforadora Central and assumed approximately $58.8 million in principal amount of Perforadora Central's related Marad-guaranteed debt. The Company also paid approximately $0.1 million in commissions and $0.7 million in other acquisition costs, and received the benefit of approximately $2.5 million in charter payables forgiven by Perforadora Central, which resulted in a discount to the purchase price (for an aggregate rig cost of approximately $111 million). The debt the Company assumed bears interest at a rate of approximately 5.6% per year, has semi-annual payments of approximately $2.9 million of principal plus accrued interest due in January and July of each year until the final maturity in July 2011 and is subject to certain customary covenants, including restrictions on the Company's ability to pay dividends and other financial covenants. Subsequent to the date of acquisition, the Company renamed the acquired rig the Chiles Coronado. Patricio Morphy and Luis Morphy, two of the Company's directors, own, collectively, a majority of the outstanding shares of Perforadora Central.

In August 2001, the Company signed a three-year contract with an affiliate of British Petroleum for the use of the Chiles Coronado in Trinidad. The rig began operations in September 2001.

5.      LONG-TERM DEBT

In April 2000, in connection with the construction agreement for the Chiles Discovery, the Company executed an agreement with a non-U.S. lender that is affiliated with Keppel FELS Limited, a Singapore company ("Keppel"), to provide up to $82 million of debt financing toward the construction cost of the Chiles Discovery (the "Discovery Facility"). The Discovery Facility had recourse only to the Chiles Discovery and any other assets owned by the subsidiary that owns the rig. The Discovery Facility provided for an interest rate equal to LIBOR plus 2% on a $75 million term loan due upon the earlier of 22 months from the first borrowing or delivery of the rig and LIBOR plus 3% on a $7 million revolving loan available to pay interest on the term loan. The Company had the option to extend the Discovery Facility for an additional 18 months after delivery of the Chiles Discovery at a fixed rate to be determined at that time based on the lender's cost of funds plus 3%. During the years ended December 31, 2001 and December 31, 2000, there were no borrowings under the Discovery Facility and, subsequent to December 31, 2001, in connection with the delivery of the rig, the Company cancelled the facility.

In September 2000, in connection with the IPO, the Company repaid and retired approximately $95 million of the senior notes and paid $4 million of accrued interest, which was substantially all of the remaining outstanding senior notes, and recorded an extraordinary loss of $1.8 million, net of an income tax benefit of $1 million, to write off the related unamortized debt issuance costs.

In December 2000, the Company entered into an agreement with three banks to provide a senior secured reducing revolving credit facility of $120 million (the "Bank Facility") of which $72 million is available for general corporate purposes, including $14 million outstanding at December 31, 2001. The Bank Facility shall be permanently reduced semi-annually, beginning in June 2001, with a balloon payment at maturity. Subject to such reductions, the entire Bank

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Facility will be available subject to the Company providing the lenders with certain additional collateral. Borrowings under the Bank Facility are available for general corporate purposes and may be repaid and reborrowed during the term of the Bank Facility and will bear interest at the rate of LIBOR plus a margin of 1.5% to 2.0% depending upon the amount drawn. For the year ended December 31, 2001, the weighted-average interest rate was 3.8%. The Bank Facility will mature on December 7, 2007, at which time any outstanding principal amount, up to a maximum of $53.5 million, and any unpaid interest will be due. The Company is required to pay a commitment fee equal to 0.7% per annum, quarterly in arrears, on the undrawn amount of the Bank Facility. The Bank Facility is guaranteed by two wholly-owned subsidiaries of the Company (the "Guarantors") that are owners of the Chiles Magellan and Chiles Columbus and such guarantees are secured by first priority mortgages, assignments of earnings (which may continue to be collected by the Company unless an event of default occurs) and assignments of insurances on such rigs. The Bank Facility contains customary affirmative covenants, including a requirement to maintain a combination of cash and availability under the Bank Facility of at least $20 million and that at least 50% of the requirement be satisfied by unrestricted cash balances, a minimum consolidated net worth requirement, a minimum ratio of operating income plus depreciation, amortization and other non-cash operating charges to total interest expense and a maximum level of funded debt to total capitalization. The Bank Facility also contains certain negative covenants, including prohibitions against certain liens, material changes in the nature of the Company's business, sale or pledge of any Guarantor's membership interests, sale or disposition of any of the two mortgaged rigs or other substantial assets, consolidations or mergers and restrictions on the Company's ability to pay dividends. The Bank Facility further requires the Company to prevent the Guarantors from making certain loans and advances, except in their normal course of business or to certain affiliates. In addition, under the Bank Facility, SEACOR's failure to maintain minimum ownership levels and board representations constitutes an event of default and, in the event of such failure, the lenders may accelerate the maturity of this debt and foreclose upon the collateral securing the debt. As of December 31, 2001, the Company had $14 million outstanding under the Bank Facility and was in compliance with all covenants. There were no borrowings outstanding at December 31, 2000.

In July 2001, in connection with the acquisition of the Tonala (see Note 4), subsequently renamed the Chiles Coronado, the Company assumed the remaining principal balance due on the related Marad-guaranteed debt, which was approximately $58.8 million (the "Coronado Facility"), and recorded a debt discount of approximately $1 million, which is being amortized to interest expense on a straight-line basis over the remaining life of the Coronado Facility. The Coronado Facility bears interest at a rate of 5.6% per year, has semi-annual payments of approximately $2.9 million in principal plus accrued interest due in January and July each year until the final maturity in July 2011 and is subject to certain customary covenants. As of December 31, 2001, the Company had $58.8 million outstanding under the Coronado Facility and was in compliance with all covenants.

In October 2001, the Company entered into definitive documentation for the $81 million Marad-guaranteed financing for the construction and term financing of the Chiles Galileo (the "Galileo Facility"). The Galileo Facility allows for floating rate debt, which must be converted by the Company to fixed rate debt no later than two years after delivery of the rig. The Company has the option to convert from a floating interest rate to a fixed interest rate at any time prior to two years after delivery of the rig, and would also be required to convert to a fixed interest rate under certain circumstances. Under the terms of the Galileo Facility, principal and interest payments are due semi-annually starting six months after delivery of the rig and ending eighteen years after delivery of the rig. The Galileo Facility has limited recourse to Chiles, and full recourse to the Chiles Galileo and all assets owned by the borrower, Chiles Galileo LLC, which owns the Chiles Galileo and is a 100% owned subsidiary of Chiles. For the year ended December 31, 2001, the weighted-average interest rate for the Galileo Facility was 2.34%. As of December 31, 2001, the Company had approximately $18 million outstanding under the Galileo Facility and was in compliance with all covenants.

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The aggregate maturities of long-term obligations for each of the five years subsequent to December 31, 2001, are as follows (in thousands):

2002.........................................................   $    5,878
2003.........................................................        6,884
2004.........................................................        6,884
2005.........................................................        6,884
2006.........................................................        6,884
Thereafter...................................................       57,461
Less:  current maturities, excluding discount of $103........       (5,878)
                                                                ----------
    Total long-term obligations..............................       84,997
Less:  discount on long-term debt............................         (784)
                                                                -----------
    Total long-term obligations, net of unamortized discount.   $   84,213
                                                                ==========


6.      INCOME TAXES

Prior to September 22, 2000, the Company was a limited liability company, which was treated as a partnership for federal and state income tax purposes and, as a result, was not subject to income taxes. On September 22, 2000, the limited liability company status was terminated and, upon termination, the Company adopted SFAS No. 109 "Accounting for Income Taxes." As a result of termination of the limited liability company status, the Company recorded a net deferred tax liability through a charge to earnings of $27.4 million in the third quarter 2000 in connection with the IPO, attributable primarily to the difference in financial reporting and tax reporting methods of accounting for depreciation.

Income tax expense consisted of the following components for the years ended December 31, 2001 and 2000 (in thousands):

                                             2001              2000
Current:
  U.S. Federal......................       $   1,485         $      --
  State.............................              --                --
                                           ---------         ---------
  Total current.....................           1,485                --
                                           ---------         ---------

Deferred:
  U.S. Federal......................          10,130           29,881
  State.............................              --                --
                                           ---------         ---------
  Total deferred....................       $  10,130         $  29,881
                                           =========         =========
  Total.............................       $  11,615         $  29,881
                                           =========         =========

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the differences between taxes on income before extraordinary items for the year ended December 31, 2001, and the period September 22, 2000 through December 31, 2000, the period in 2000 for which the Company was a taxable corporation, computed at the U.S. federal statutory rate of 34 percent and the Company's reported provision for income taxes is as follows:

                                                         2001             2000
Income tax provision at statutory rate..........          34%              34%
Non-taxable income for period prior to IPO......          --              (16)
Charge related to change in tax status from
  limited liability company to corporation......          --              196
                                                        ----             ----
      Provision for income taxes................          34%             214%
                                                        ====             ====

Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for income tax purposes. The income tax effects of these temporary differences, representing deferred income tax assets and liabilities, result principally from the following (in thousands):

                                                      2001              2000
                                                    ---------         ---------
Deferred income tax assets:
  Net operating loss...........................     $   3,627         $   3,114
  Other........................................         3,010                --
                                                    ---------         ---------
      Total deferred income tax assets.........         6,637             3,114
                                                    ---------         ---------

Deferred income tax liabilities:
  Property, equipment and intangibles..........        45,082            31,972
  Other........................................           522                --
                                                    ---------         ---------
      Total deferred income tax liabilities            45,604            31,972
                                                    ---------         ---------

      Net deferred income tax liabilities......     $  38,967         $  28,858
                                                    =========         =========

The Company has recorded a deferred tax asset for the benefit of net operating loss (NOL) carryforwards in future years. If the Company is unable to utilize the NOL carryforwards before expiration, the majority of these will expire in 2020.

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following unaudited pro forma data is presented to apply the Company's effective tax rate to income (loss) before income taxes, extraordinary loss and net income (loss) as if the Company had been a taxable entity for the years ended December 31, 2000 and 1999 (in thousands, except per share data):

                                                   Year Ended December 31,
                                                 ----------------------------
                                                    2000             1999
                                                 -----------      -----------
Income (loss) before income taxes and
  extraordinary loss...........................  $    13,978      $    (3,475)
Pro forma income tax (provision) benefit.......       (4,753)           1,181
                                                 -----------      -----------

Pro forma income (loss) before extraordinary
loss                                             $     9,225      $    (2,294)
                                                 -----------      -----------

Pro forma net income (loss)....................  $     7,405      $    (2,782)
                                                 -----------      -----------

Pro forma income (loss) before extraordinary
  loss per common share:
  Basic........................................  $      0.90      $     (0.45)
                                                 ===========      ===========
  Diluted......................................  $      0.90      $     (0.45)
                                                 ===========      ============

Pro forma net income (loss) per common share:
  Basic........................................  $      0.72      $     (0.54)
                                                 ===========      ============
  Diluted......................................  $      0.72      $     (0.54)
                                                 ===========      ============

Pro forma weighted average common shares
  outstanding:
  Basic........................................       10,253            5,116
  Diluted......................................       10,288            5,116

7.      BENEFIT PLANS

During 1998, the Company adopted a 401(k) Profit Sharing Plan (the "Plan"), covering substantially all of its employees. The Company will match employees' contributions to the Plan in an amount equal to 50%, up to six percent of eligible compensation. The Company incurred approximately $300,000, $187,000 and $87,000 in expense related to the Plan for the years ended December 31, 2001, 2000 and 1999, respectively.

Stock Options

The Company adopted the Chiles Offshore LLC 1998 Equity Option Plan (the "1998 Plan") in 1998. The 1998 Plan authorized the issuance of membership equity options to key employees of the Company to acquire up to five percent of the then outstanding membership interests, on a fully diluted basis. However, subsequent to the Company's conversion to a corporate form on September 22, 2000 in conjunction with its IPO, the Company adopted the Chiles Offshore Inc. 2000 Stock Option Plan (the "Option Plan"). The Option Plan, as amended, assumed the outstanding options under the 1998 Plan. The Option Plan specifies that up to 1,009,536 shares of the Company's common stock can be awarded as options. As of

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2001, there were 306,156 options to purchase shares of common stock remaining available for issuance under the Option Plan.

                                                                                  Weighted Average
                                          Number of         Exercise Price         Exercise Price
Stock Options                               Shares            per Share               per Share
-------------                               ------            ---------               ---------
Outstanding at December 31, 1998             243,433            $   12.31               $ 12.31
  Granted.............................        49,193          12.31-12.96                 12.67
  Exercised...........................             -                    -                     -
  Forfeited...........................       (3,273)                12.31                 12.31
                                        ---------------

Outstanding at December 31, 1999             289,353          12.31-12.96                 12.37
  Granted.............................       235,000          12.96-19.00                 18.03
  Exercised...........................             -                    -                     -
  Forfeited...........................       (2,973)          12.31-12.96                 12.39
                                        ---------------

Outstanding at December 31, 2000             521,380          12.31-19.00                 14.92
  Granted.............................       182,800                22.00                 22.00
  Exercised...........................       (4,969)          12.31-12.96                 12.72
  Forfeited...........................         (800)                22.00                 22.00
                                        ---------------

Outstanding at December 31, 2001             698,411          12.31-22.00                 16.78
                                        ===============

The weighted average remaining contractual life of the outstanding options as of December 31, 2001, was 7.88 years. There were 346,648 options exercisable as of December 31, 2001, with a weighted average exercise price of $13.63, 179,717 options exercisable as of December 31, 2000, with a weighted average exercise price of $12.34 and 79,807 options exercisable as of December 31, 1999, with a weighted average exercise price of $12.31.

The following table summarizes information regarding our ranges of options prices as of December 31, 2001:

                                      Options Outstanding                          Options Exercisable
                     ------------------------------------------------------  --------------------------------
                                  Weighted-Average
     Range of                         Remaining         Weighted-Average                 Weighted-Average
  Exercise Prices     Number      Contractual Life       Exercise Price        Number     Exercise Price
  ---------------     ------      ----------------       --------------        ------     --------------
$12.31 - $12.96       319,199           6.68                $12.43             280,906         $12.37
$19.00 - $22.00       379,212           8.89                $20.44              65,742         $19.00
                      -------                                                   ------
                      698,411           7.88                $16.78             346,648         $13.63
                      =======                                                  =======

All stock options under the Option Plan are granted at the fair market value of the common stock at the grant date. The stock options generally expire ten years from the date of grant and all stock options vest over a three-year period, with one-third of the shares becoming exercisable on each of the first, second, and third anniversaries of the grant date.

The fair market value of the options granted during 2001 and 2000 was estimated using the Black-Scholes option pricing model. The fair market value of the options granted during 1999 was estimated using the minimum value option pricing model. The subjective assumptions and resulting weighted average fair market values of the options are as follows:

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                 Weighted Average                                          Expected        Weighted Avg.
                    Risk Free            Expected          Expected          Price         Fair Value of
                  Interest Rate       Dividend Yield   Life (in years)    Volatility      Options Granted
                  -------------       --------------   ---------------    ----------      ---------------
   2001              5.19%                 0.00%              5              45.43%          $ 10.43
   2000              5.90%                 0.00%              5              49.68%          $  9.16
   1999              5.70%                 0.00%              5               0%             $  3.09

The Company accounts for the Option Plan in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for stock option awards. Compensation cost for the Option Plan calculated consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," is set forth on a pro-forma basis for the years ended December 31, 2001, 2000 and 1999 below (in thousands, except per share data):

                                                2001           2000           1999
                                                ----           ----           ----
Net income (loss):
    As reported..........................    $  22,546      $ (17,723)     $  (3,963)
    Pro-forma............................    $  21,654      $ (18,000)     $  (4,276)

Basic net income (loss) per share:
    As reported..........................    $    1.20      $   (1.73)     $   (0.77)
    Pro-forma............................    $    1.15      $   (1.76)     $   (0.84)

Diluted net income (loss) per share:
    As reported..........................    $    1.20      $   (1.73)     $   (0.77)
    Pro-forma............................    $    1.15      $   (1.76)     $   (0.84)

The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future results or performance.

8.      DERIVATIVES

Treasury Rate Locks

In the fourth quarter of 2001, the Company entered into treasury rate lock agreements with a financial institution on a total notional amount of $40 million. Such treasury rate lock agreements mature in the fourth quarter 2003 and provide a partial hedge to changes in the future interest cost of issuing long-term fixed rate debt under the Galileo Facility and take advantage of what management considered to be a favorable interest rate environment at the time. The Company accounts for the transactions as speculative instruments under SFAS No. 133 and records the change in the market value at the end of each reporting period as a gain or loss in other income in the Consolidated Statement of Operations. The Company records the net effect of these positions in operating cash flows in the Consolidated Statement of Cash Flows. For the year ended December 31, 2001, the Company recognized other income of approximately $2.8 million, of which $1.6 million represented realized gain from the settlement of treasury rate locks with a total notional amount of $20 million and $1.2 million represented the remaining treasury rate lock position, the value of which was provided by the Company's counterparty.

Natural Gas and U.S. Treasury Note Positions

In the fourth quarter of 2001, the Company entered into and settled various positions in natural gas swaps and options, pursuant to which, on each applicable settlement date, the Company receives an amount, if any, by which a contract price for a swap or an option exceeds the quoted settlement price or pays the amount, if any, by which the quoted settlement price exceeds the contract price. The Company also entered into short positions in natural gas futures, the value of which moves in the opposite direction of the underlying

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

price of natural gas futures. The general purpose of the natural gas transactions is to provide value for the Company should the price of natural gas decline, which over time, if sustained, would lead to a decline in the market values and cash flows generated by the Company's assets. The Company furthermore entered into short positions in U.S. treasury note futures, the value of which moves in the opposite direction of the underlying price of the U.S. treasury notes futures. The general purpose of the U.S. treasury note transactions is to provide value to the Company should the price of U.S. treasury notes decline, leading to generally higher interest rates, which, if sustained over time, might lead to a higher interest cost for the Company. For accounting purposes, the Company accounts for these transactions as speculative and records the transactions as current assets or current liabilities, as applicable, and records any realized gain or loss on settled transactions and the change in the market value of the unsettled positions at the end of each reporting period in other income in the Consolidated Statement of Operations. The Company records the net effect of these positions in operating cash flows in the Consolidated Statement of Cash Flows. For the year ended December 31, 2001, the Company recognized other income of $1 million, of which $0.2 million represents realized gains and $0.8 million represented unrealized gains from these activities, as determined by market quotes, primarily related to short positions in natural gas.

9.      COMMITMENTS AND CONTINGENCIES

Construction Contracts

In April 2000, the Company entered into an agreement with Keppel and various equipment vendors for construction and delivery of the Chiles Discovery, at a cost estimated not to exceed $110 million, excluding interest and other capitalized costs. At December 31, 2001, the Company had a remaining aggregate estimated cost to complete the construction and outfitting, exclusive of any interest and other capitalized costs, of the Chiles Discovery, of approximately $22 million. These amounts will become payable in future periods in accordance with terms of the construction contract and vendor agreements. The Company expects to use cash from operations and funds available under the Bank Facility to fund the construction of the rig. The Company expects the Chiles Discovery to be placed in service during the second quarter of 2002. The rig is contracted to operate for a major independent oil and gas operator for a term that will last a minimum of 600 days in the East Timor Gap Zone of Cooperation, located between East Timor and Australia. As part of the construction agreement with Keppel, the Company entered into a master option agreement (the "Master Option Agreement") that provides the Company the right to require Keppel, or its wholly-owned subsidiary, AMFELS, Inc. ("AMFELS"), of Brownsville, Texas, to construct up to three additional rigs ("Option Rig or Rigs") similar to the Chiles Discovery.

In October 2000, the Company exercised its first option under the Master Option Agreement to construct the Chiles Galileo at AMFELS shipyard in Brownsville, Texas at a cost estimated not to exceed $112 million, excluding interest and other capitalized costs. At December 31, 2001, the Company had a remaining aggregate estimated cost to complete the construction and outfitting, exclusive of any interest and other capitalized costs, of the Chiles Galileo, of approximately $49 million. The Company expects to use cash from operations and funds available under the Galileo Facility of up to $81 million, which is backed by a guarantee from Marad (see Note 5) to fund the construction of the rig. The Chiles Galileo is expected to be completed during the third quarter of 2002, and the Company is currently pursuing contract commitments from prospective customers. The remaining two options under the Master Option Agreement will expire unless the first such option is exercised before April 6, 2002. The Company has not yet determined whether it will exercise the second option.

Leases

The Company occupies an administrative office and leases certain equipment under operating leases from unaffiliated third parties. Rent expense for 2001, 2000 and 1999 was approximately $399,000, $122,000 and $83,000, respectively. In December 1999, the Company entered into a lease, which became effective in March 2000, for administrative offices, which expires in the year 2006. Aggregate

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

minimum future annual rental commitments under operating leases with lease terms in excess of one year as of December 31, 2001, are as follows:

                        Years ended December 31,
                        --------------------------------------------------

                        2002...............................   $  434,000
                        2003...............................      258,000
                        2004...............................      239,000
                        2005...............................      199,000
                        2006...............................       50,000

Litigation

Raymond Verdin, on behalf of himself and those similarly situated v. Pride Offshore, Inc., et al; C.A. No. G-01-168 in the United States District Court for the Southern District of Texas, Houston, Division; formerly styled Raymond Verdin v. R&B Falcon Drilling USA, Inc., et al; No. G-00-488 in the United States District Court for the Southern District of Texas, Galveston Division, filed October 10, 2000. The Company was named as a defendant in a proposed class action suit filed on behalf of offshore workers against all of the major offshore drilling companies that operated in the U.S. Gulf of Mexico since 1990. The proposed class includes persons hired in the United States by the companies to work in the U.S. Gulf of Mexico and around the world. The lawsuit alleges that the companies, through trade groups, shared information in violation of the Sherman Antitrust Act and various state laws. Plaintiff Thomas Bryant has replaced the named plaintiff as the proposed class representative. The lawsuit is seeking money damages and injunctive relief as well as attorney's fees and costs. Although the Company believes that it has valid defenses in this matter, it has determined that protracted litigation will be a distraction to the operation of its business and, in May 2001, agreed to settle plaintiffs' outstanding claims for a conditional payment of $1 million. During 2001, the Company recorded a reserve for this pending litigation, including legal expenses, and made a partial payment of the settlement amount. In December 2001, the United States District Judge for the Southern District of Texas, Houston Division, entered an order preliminarily approving the proposed class action settlement, preliminarily certifying the settlement class, and setting a fairness hearing for April 18, 2002, to determine whether to give the settlement final approval. A court appointed settlement administrator will provide notice of the proposed class action settlement.

The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse affect on the Company's consolidated financial position, results of operations or cash flows.

10.     CONCENTRATION OF MARKET AND CREDIT RISKS AND GEOGRAPHICAL INFORMATION

The Company operates mobile offshore drilling rigs for customers in the oil and gas business in both the U.S. Gulf of Mexico and Trinidad, which represents a single line of business under SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." The Company derived the majority of its revenue for the year ended December 31, 2001, from four customers of 55 percent, 17 percent, 12 percent and 11 percent of total revenue. The Company derived revenue for the year ended December 31, 2000, from three customers of 32 percent, 25 percent, and 16 percent of total revenue and for the year ended December 31, 1999, from three customers of 39 percent, 28 percent, and 23 percent of total revenue. This industry and customer concentration has the potential to impact the Company's overall exposure to market and credit risks, either positively or negatively, in that the Company's customers could be affected by similar changes in economic, industry or other conditions. However, the Company believes that the credit risk posed by this industry concentration is offset by the creditworthiness of the Company's customer base. The Company's accounts receivable are typically composed of major integrated or large independent oil and gas operators. Historically, the Company's uncollectible accounts receivable have been immaterial.

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Geographical information for revenue and long-lived assets is as follows:

                                                Year Ended December 31,
                                        -------------------------------------
                                          2001          2000           1999
                                        ---------     ---------     ---------
Revenue:
  U.S. Gulf of Mexico..............     $  65,859     $  56,006     $   8,596
  Trinidad.........................         8,325            --            --
                                        ---------     ---------     ---------
                                        $  74,184     $  56,006     $   8,596
                                        =========     =========     =========

                                             December 31,
                                        -----------------------
                                          2001          2000
                                        ---------     ---------
Long-lived assets: (1)
  U.S. Gulf of Mexico..............     $ 181,482     $ 186,996
  Trinidad.........................       120,770            --
                                        ---------     ---------
                                        $ 302,252     $ 186,996
                                        =========     =========

(1) Long-lived assets include drilling rigs and equipment, net of accumulated depreciation.

11.     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                             Year Ended December 31,
                                                        --------------------------------
                                                        2001          2000          1999
                                                        ----          ----          ----
Cash paid for interest, net of capitalized interest   $      --     $   9,369     $   3,276
Non-cash investing and financing activities-
Acquisition of the Tonala with:
  Common stock...............................            54,934            --            --
  Assumption of debt.........................            57,844            --            --
  Reduction of accounts payable and other....            (2,271)           --            --

12.     MEMBERSHIP INTERESTS AND CAPITAL SHARES

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

Common Stock

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

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Treasury Stock

In October 2000, the Company's Board of Directors authorized the Company's management to buy back, from time to time, up to $25 million of the Company's common stock. During the fourth quarter ended December 31, 2000, the Company acquired 109,000 shares of its own stock for approximately $1.7 million.

13.     SUBSEQUENT EVENTS

In February 2002, the Company took scheduled delivery of the Chiles Discovery in Singapore. The rig will remain in Singapore through commissioning, at which time the Chiles Discovery will be mobilized to the East Timor Gap Zone of Cooperation, between East Timor and Australia. The Company anticipates the rig will be placed in service in the second quarter of 2002. In connection with the delivery of the rig, the Company cancelled the financing available under the Discovery Facility (see Note 5).

14.     QUARTERLY FINANCIAL INFORMATION DATA (UNAUDITED)

Selected financial information for interim periods is presented below in thousands of dollars, except per share data.

Earnings per share are computed independently for each of the quarters presented; therefore, the sums of quarterly earnings per share do not necessarily equal the total for the year.

                                                                 Quarters ended,
                                          -------------------------------------------------------------
                                          Dec. 31,         Sept. 30,         June 30,          Mar. 31,
                                          --------         ---------         --------          --------
2001
Operating revenue...................    $     20,844      $     15,102     $     19,628      $     18,610
Operating income....................    $      7,718      $      6,872     $      7,438      $      7,660
Other income, net...................    $      3,861      $         96     $        145      $        371
Income before income taxes..........    $     11,579      $      6,968     $      7,583      $      8,031
Net income..........................    $      7,642      $      4,599     $      5,005      $      5,300

Basic income per common share ......    $       0.38      $       0.24     $       0.28      $       0.30

Diluted income per common share.....    $       0.38      $       0.23     $       0.28      $       0.30

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                                       Quarters ended,
                                                   ---------------------------------------------------------
                                                   Dec. 31,         Sept. 30,       June 30,        Mar. 31,
                                                   --------         ---------       --------        --------
2000
Operating revenue.........................       $   16,752   $     16,217     $     14,508     $      8,529
Operating income..........................       $    5,866   $      6,165     $      5,928     $      2,803
Other income (expense), net...............       $      801   $     (1,948)    $     (2,678)    $     (2,960)
Income (loss) before income
  taxes and extraordinary item............       $    6,668   $      4,217     $      3,250     $       (157)
Income (loss) before extraordinary item...       $    4,401   $    (23,397)    $      3,250     $       (157)
Net income (loss).........................       $    4,401   $    (25,217)    $      3,250     $       (157)

Basic income (loss) per common
  share--
  Income (loss) before
    extraordinary item....................       $     0.25   $      (2.49)    $       0.42     $      (0.03)
  Extraordinary item......................       $       --   $      (0.20)    $         --     $         --
  Net income (loss).......................       $     0.25   $      (2.69)    $       0.42     $      (0.03)

Diluted income (loss) per common share--
  Income (loss) before extraordinary item.       $     0.25   $      (2.49)    $       0.42     $      (0.03)
  Extraordinary item......................       $       --   $      (0.20)    $         --     $         --
  Net income (loss).......................       $     0.25   $      (2.69)    $       0.42     $      (0.03)

                              CHILES OFFSHORE INC.
                                INDEX TO EXHIBITS
                        ANNUAL REPORT ON FORM 10-K FISCAL
                          YEAR ENDED DECEMBER 31, 2001

Exhibit No.                                 Description
-----------                                 -----------

2.1* Agreement and Plan of Merger, dated as of July 25, 2001, by and between Chiles Offshore Inc. and GIA2, Inc. (incorporated by reference to Exhibit 2.1 to Chiles Offshore Inc.'s Current Report on Form 8-K filed with the Commission August 9, 2001).

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

3.7* Certificate of Amendment to the Certificate of Incorporation of Chiles Offshore Inc., effective as of August 13, 2001 (incorporated herein by reference to Exhibit 3.1 to Chiles Offshore Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2001 filed with the Commission on August 14,
                2001).

3.8* Amended and Restated By-Laws of Chiles Offshore Inc., effective as of July 10, 2001 (incorporated herein by reference to Exhibit
                3.2 to Chiles Offshore Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2001 filed with the Commission on August 14, 2001).

4.1* Form of Specimen Certificate of Common Stock of Chiles Offshore Inc. (incorporated herein by reference to exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S-1 (No. 333-39418) filed with the Commission on July 24, 2000).

Exhibit No.                                 Description
-----------                                 -----------
10.1* Platform Construction Agreement, dated April 6, 2000, by and between Keppel FELS Limited and Chiles Offshore LLC relating to the Chiles Discovery (incorporated herein by reference to exhibit 10.1 to the Registration Statement on Form S-1 (No. 333-39418) filed with the Commission on June 15, 2000).

10.2* Platform Construction Agreement, dated April 6, 2000, by and between AMFELS, Inc. and Chiles Offshore LLC related to the Chiles Galileo, including the Letter regarding Platform Construction Agreement, dated October 3, 2000 and related material (incorporated herein by reference to exhibit 10.2 to the Annual Report on Form 10-K for the year ended December 31,
                2000).

10.3* Master Option Agreement, dated April 6, 2000, by and among Chiles Offshore LLC, Keppel FELS Limited and AMFELS, Inc. (incorporated herein by reference to exhibit 10.3 to the Registration Statement on Form S-1 (No. 333-39418) filed with the Commission on June 15, 2000).

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

Exhibit No.                                 Description
-----------                                 -----------
10.12* Registration Rights Agreement, dated as of June 15, 2000 among Chiles Offshore LLC and the Holders named therein (incorporated herein by reference to exhibit 10.16 to Amendment No. 2 to the Registration Statement on Form S-1 (No. 333-39418) filed with the Commission on July 24, 2000).

10.13* Letter Agreement, dated August 5, 1997, between Chiles Offshore LLC and Bassoe Rig Partners Ltd. (incorporated herein by reference to exhibit 10.19 to the Registration Statement on Form S-1 (No. 333-39418) filed with the Commission on June 15, 2000).

10.14* Commitment Letter, dated April 4, 2000, by Keppel TatLee Bank (incorporated herein by reference to exhibit 10.20 to Amendment No. 1 to the Registration Statement on Form S-1 (No. 333-39418) filed with the Commission on July 7, 2000).

10.15* Agreement with Respect to Ownership of the Tonala, dated as of July 20, 2000, by and between Chiles Offshore LLC, Perforadora Central, S.A. de C.V., Grupo Industrial Atlantida, S.A. de C.V., Patricio Alvarez Morphy, Javier Alvarez Morphy, Luis Alvarez Morphy and Enrique Chaves Quintana (incorporated herein by reference to exhibit 10.22 to Amendment No. 2 to the Registration Statement on Form S-1 (No. 333-39418) filed with the Commission on July 24, 2000).

10.16* Amendment No. 1 to the Chiles Offshore Inc. 2000 Stock Option Plan (incorporated herein by reference to exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ending September 30, 2000 filed with the Commission on November 14,
                2000).

10.17* Amendment to Bareboat Charter, dated November 10, 2000, between Chiles Offshore Inc. and Perforadora Central, S.A. de C.V. (incorporated herein by reference to exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ending September 30, 2000 filed with the Commission on November 14,
                2000).

10.18* Amendment No. 1 to Agreement with Respect to Ownership of the Tonala, dated November 10, 2000, among Chiles Offshore Inc., Perforadora Central, S.A. de C.V., Grupo Industrial Atlantida, S.A. de C.V., Patricio Alvarez Morphy, Javier Alvarez Morphy, Luis Alverez Morphy and Enrique Chavez Quintana (incorporated herein by reference to exhibit 10.3 to the Quarterly Report on Form 10-Q for the fiscal quarter ending September 30, 2000 filed with the Commission on November 14, 2000).

10.19* Amended and Restated Credit Agreement, dated as of December 7, 2000 among Chiles Offshore Inc. and Fortis Capital Corp, Nedship Bank N.V. and Den norske Bank ASA (incorporated herein by reference to exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2000).

10.20* Rig Finance Agreement, dated as of November 22, 2000, by and among Chiles Discovery LLC, the financial institutions listed therein and Keppel Tatlee Bank Limited, as agent (incorporated herein by reference to exhibit 10.26 to the Annual Report on Form 10-K for the year ended December 31, 2000).

10.21*          Commitment Letter, dated December 22, 2000, by Citibank, N.A.
                (incorporated herein by reference to exhibit 10.27 to the Annual Report on Form 10-K for the year ended December 31, 2000)

Exhibit No.                                 Description
-----------                                 -----------

10.22+ Contract for Hire of the Drilling Unit Chiles Coronado, dated July 24, 2001, between BP Trinidad and Tobago LLC and Chiles Offshore Inc.

10.23+ Drilling Contract, dated June 21, 2001, between Phillips Petroleum (91-12) Pty Ltd. ABN 73 064 963 346 and Chiles Offshore Inc.

10.24+ Separation and Release Agreement, dated January 31, 2002, between William A. Thorogood and Chiles Offshore Inc.

10.25+ Drill Pipe Rental Agreement, dated February 25, 2002, by and between Chiles Offshore Inc. and Hercules Offshore Corporation.

10.26+ Credit Agreement, dated as of October 31, 2001, between Chiles Galileo LLC, Citibank, N.A. and the other lenders set forth on the signature pages thereof.

10.27+ Trust Indenture, dated as of October 31, 2001, between Chiles Galileo LLC and U.S. Bank National Association.

10.28+ $81,000,000 United States Government Guaranteed Export Ship Financing Note, dated October 31, 2001, by Chiles Galileo LLC.

10.29+ Security Agreement, dated October 31, 2001, between Chiles Galileo LLC and the United States of America.

10.30+ Title XI Reserve Fund and Financial Agreement, dated October 31, 2001, between Chiles Galileo LLC and the United States of America.

10.31+ Subordinated Loan Commitment, dated October 31, 2001, made by Chiles Offshore Inc. to Chiles Galileo LLC.

10.32+ Subordination Agreement dated October 31, 2001, among Chiles Offshore Inc., Chiles Galileo LLC and the United States of America.

10.33+ Amendment No. 1 to Platform Construction Agreement, dated October 31, 2001, between AMFELS, Inc. and Chiles Offshore Inc.

10.34+ Assignment and Assumption of Construction Contract, dated October 31, 2001, among AMFELS, Inc., Chiles Offshore Inc. and Chiles Galileo LLC.

10.35+ Trust Indenture, dated as of November 5, 1998, between Perforadora Central, S.A. de C.V. (predecessor in interest to Chiles Coronado Inc.) and Bank One Trust Company, N.A.

10.36+ Security Agreement, dated as of November 5, 1998, between Perforadora Central, S.A. de C.V. (predecessor in interest to Chiles Coronado Inc.) and the United States of America.

10.37+ Amendment No. 1 to Security Agreement, dated as of January 21, 2000, between Perforadora Central, S.A. de C.V. (predecessor in interest to Chiles Coronado Inc.) and the United States of America.

10.38+ Amendment No. 2 to Security Agreement, dated as of July 30, 2001, between Chiles Coronado Inc. and the United States of America.

Exhibit No.                                 Description
-----------                                 -----------

10.39+ Title XI Reserve Fund and Financial Agreement, dated November 5, 1998, between Perforadora Central, S.A. de C.V. (predecessor in interest to Chiles Coronado Inc.) and the United States of America.

10.40+ Amendment No. 1 to Title XI Reserve Fund and Financial Agreement, dated as of January 21, 2000, between Perforadora Central, S.A. de C.V. (predecessor in interest to Chiles Coronado Inc.) and the United States of America.

10.41+ Amendment No. 2 to Title XI Reserve Fund and Financial Agreement, dated July 30, 2001, between Chiles Coronado Inc. and the United States of America.

10.42+ Master Assumption Agreement, Supplemental Indenture No. 1 and Amendment to Title XI Finance Agreements, dated as of March 15, 2001, among Perforadora Central, S.A. de C.V., PC2 S.A. de C.V., the United States of America and Bank One Trust Company N.A.

10.43+ Intervention of Grupo Industrial Atlantida, S.A. de C.V. into Master Assumption Agreement, Supplemental Indenture No. 1 and Amendment to Title XI Finance Agreement, dated June 6, 2001, among Grupo Industrial Atlantida, S.A. de C.V., the United States of America and Bank One Trust Company.

10.44+ Intervention of GIA 2 S.A. de C.V. into the Master Assumption Agreement, Supplemental Indenture No. 1 and Amendment to Title XI Finance Agreements, dated as of June 6, 2001, among GIA 2 S.A. de CV, the United States of America and Bank One Trust Company N.A.

10.45+ Intervention of Tonala, Inc. (now Chiles Coronado Inc.) into the Master Assumption Agreement, Supplemental Indenture No. 1 and Amendment to Title XI Finance Agreements, dated as of July 13, 2001, among Tonala, Inc. the United States of America and Bank One Trust Company N.A.

10.46+ Release, dated July 30, 2001, between the United States of America and Bank One Trust Company, N.A.

21.1+           Subsidiaries of Chiles Offshore Inc.

23.1+           Consent of Arthur Andersen LLP.

99.1+ Letter from Chiles Offshore Inc. to the Securities and Exchange Commission regarding representations by Arthur Andersen LLP.

-----------
*        Incorporated herein by reference as indicated.
** Management contracts or compensatory plans or arrangements required to be filed as exhibits to this Annual Report on Form 10-K by Item 14 (c) of the rules governing the preparation of this Annual Report on Form 10-K.
+        Filed as an exhibit herewith.