Form 10-K/A
period 2001-12-31
CHILES OFFSHORE INC/NEW/
filed 2002-04-02
CIK 1052667

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                          ----------------------------

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

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


                       Commission file number (333-39418)

                              CHILES OFFSHORE INC.
          -------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


            Delaware                                    76-0656029
-----------------------------------         ------------------------------------
 (State or Other Jurisdiction               (I.R.S. Employer Identification No.)
of Incorporation or Organization)


11200 Richmond Avenue, Suite 490, Houston, Texas               77082-2618
------------------------------------------------            ----------------
  (Address of Principal Executive Offices)                     (Zip Code)


                                 (713) 339-3777
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12 (b) of the Act:

                                                    Name of Each Exchange
         Title of Each Class                         on Which Registered
         -------------------                    ------------------------------
Common Stock, par value $.01 per share             American Stock Exchange


Securities registered pursuant to Section 12 (g) of the Act:

                                      None
                  ---------------------------------------------
                                (Title of Class)


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



NY2:\1140311\02\_fvb02!.DOC\35287.0003

                                EXPLANATORY NOTE

         This Amendment No. 1 on Form 10-K/A to the Annual Report of Chiles Offshore Inc., amends and restates in its entirety Item 4a of Part I as follows:



ITEM 4a.   Executive Officers of the Registrant

Our executive officers serve at the pleasure of our Board of Directors. Below, is a list of the name, age and position held by each of our executive officers as of March 21, 2002.

Name                                    Age       Title
----                                    ---       -----
William Chiles..................         53       President and Chief Executive Officer
Dick Fagerstal..................         41       Senior Vice President, Chief Financial Officer and Secretary
Donald Gregg....................         63       Senior Vice President--Operations and Engineering
William Hopkins.................         60       Vice President--Human Resources
Bruce Brumley...................         47       Vice President--Operations
Gabe Padilla....................         51       Vice President--Engineering
Chris Pinkard...................         47       Vice President--Marketing


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

Chris Pinkard has served as our Vice President--Marketing since February 2001. From November 1994 to January 2001, Mr. Pinkard was the Vice President of Sales for Southwestern Offshore Corporation and its successors. During 1994, Mr. Pinkard held sales positions with International Oilfield Services Inc. and NR Marine and prior to that time held various positions with Western Oceanic, Inc., including Drilling Superintendent, Rig Manager and Sales Manager.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on April 2, 2002.

                                CHILES OFFSHORE INC.

                                By:/ s/ Dick Fagerstal
                                    -------------------------------------------
                                    Dick Fagerstal
                                    Senior Vice President, Chief Financial
                                    Officer and Secretary