Form 10-K/A
period 2001-12-31
CHILES OFFSHORE INC/NEW/
filed 2002-04-29
CIK 1052667

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                          ----------------------------

                                   FORM 10-K/A

                                 AMENDMENT NO. 2

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


         Indicate by check mark whether each of the registrants: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that such registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock of the registrant held by non-affiliates as of March 21, 2002 was approximately $404,245,493. The total number of shares of common stock issued and outstanding as of March 21, 2002 was 20,262,932.

DOCUMENTS INCORPORATED BY REFERENCE:

         The registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the registrant's last fiscal year is incorporated by reference into Items 10 through 13, Part III of this annual report on Form 10-K.

                                EXPLANATORY NOTE

         This Amendment No. 2 on Form 10-K/A to the Annual Report on Form 10-K of Chiles Offshore Inc., amends and restates in its entirety Item 14 of Part IV. This Amendment No. 2 is being made solely to file herewith Exhibits
10.22 through 10.25, which Exhibits were inadvertantly omitted from Chiles Offshore Inc.'s Annual Report of Form 10-K and to amend the description of
Exhibit 10.22.


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

Exhibit No.                             Description
-----------                             -----------

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

Exhibit No.                             Description
-----------                             -----------

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

10.22+ Contract for Hire of the Drilling Unit Chiles Coronado, effective as of July 10, 2001, between BP Trinidad and Tobago LLC and Chiles Offshore Inc.

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

Exhibit No.                             Description
-----------                             -----------

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

                                    SIGNATURE

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2002.


                             CHILES OFFSHORE INC.

                             By: /s/ Dick Fagerstal
                                 --------------------------------------------
                                 Dick Fagerstal
                                 Senior Vice President, Chief Financial
                                 Officer and Secretary

                                 EXHIBIT INDEX
                                 -------------


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

Exhibit No.                             Description
-----------                             -----------

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

Exhibit No.                             Description
-----------                             -----------

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

10.22+ Contract for Hire of the Drilling Unit Chiles Coronado, effective as of July 10, 2001, between BP Trinidad and Tobago LLC and Chiles Offshore Inc.

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

Exhibit No.                             Description
-----------                             -----------

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