Form 10-Q
period 2002-03-31
CHILES OFFSHORE INC/NEW/
filed 2002-05-14
CIK 1052667

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002 OR


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

           Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

           The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of April 30, 2002, was 20,291,632.

--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                             December 31, 2001           March 31, 2002
                                                                             -----------------           --------------
                                                                                                          (Unaudited)
                                  ASSETS

CURRENT ASSETS:
   Cash and cash equivalents...............................................  $    21,419                   $   21,661
   Accounts receivable.....................................................        9,982                       11,298
   Inventories.............................................................        1,943                        3,276
   Other current assets....................................................        2,948                        2,497
                                                                             -----------                   ----------
       Total current assets................................................       36,292                       38,732
                                                                             -----------                   ----------
PROPERTY AND EQUIPMENT:
   Drilling rigs and equipment.............................................      320,568                      321,053
   Furniture and fixtures..................................................        1,899                        1,934
   Rigs under construction.................................................      142,317                      193,974
   Less:  accumulated depreciation.........................................      (18,702)                     (21,797)
                                                                             -----------                   ----------
       Total property and equipment........................................      446,082                      495,164
                                                                             -----------                   ----------

OTHER ASSETS...............................................................       10,190                       10,847
                                                                             -----------                   ----------
       Total assets........................................................  $   492,564                   $  544,743
                                                                             ===========                   ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable........................................................  $    19,400                   $   18,338
   Accrued liabilities.....................................................        7,552                        5,892
   Taxes payable...........................................................        1,485                         -
   Current portion of long-term debt.......................................        5,775                        5,775
                                                                             -----------                   ----------
       Total current liabilities...........................................       34,212                       30,005
                                                                             -----------                   ----------

BANK FACILITY..............................................................       14,000                       51,000
LONG-TERM DEBT, net of current portion.....................................       70,213                       83,584
DEFERRED TAX LIABILITY.....................................................       38,967                       40,466
OTHER NON-CURRENT LIABILITIES..............................................        9,689                        9,921
                                                                             -----------                   ----------
       Total liabilities...................................................      167,081                      214,976
                                                                             -----------                   ----------

STOCKHOLDERS' EQUITY:
   Common stock, par value $.01 per share; 100,000,000 shares .............
authorized, 20,371,932 shares issued.......................................          204                          204
   Less 109,000 shares held in treasury at cost............................       (1,744)                      (1,744)
   Additional paid-in capital..............................................      329,088                      329,267
   Retained earnings (deficit) ............................................       (2,065)                       2,040
                                                                             -----------                   ----------
       Total stockholders' equity..........................................      325,483                      329,767
                                                                             -----------                   ----------
       Total liabilities and stockholders' equity..........................  $   492,564                   $  544,743
                                                                             ===========                   ==========

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                 2001              2002
                                                                                 ----              ----
REVENUE:
   Contract...........................................................         $  18,610        $   18,809
   Reimbursable.......................................................               540             1,024
                                                                              ----------------------------
       Total revenue..................................................            19,150            19,833

COSTS AND EXPENSES:
   Operating..........................................................             5,316             7,651
   Reimbursable.......................................................               486               917
   Charter............................................................             3,170                 -
   General and administrative.........................................               700             1,438
   Depreciation and amortization......................................             1,818             3,095
                                                                              ----------------------------
       Total costs and expenses.......................................            11,490            13,101

OPERATING INCOME......................................................             7,660             6,732

OTHER INCOME (EXPENSE):
   Interest expense, net of capitalized interest......................                (2)                -
   Interest income....................................................               373                42
   Other income.......................................................                 -                 4
                                                                              ----------------------------
       Total other income.............................................               371                46

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM.....................             8,031             6,778

PROVISION FOR INCOME TAXES............................................            (2,731)           (2,375)
                                                                              ----------------------------
INCOME BEFORE EXTRAORDINARY ITEM......................................             5,300             4,403

EXTRAORDINARY ITEM, NET OF TAX........................................                 -              (298)
                                                                              ----------------------------
NET INCOME............................................................         $   5,300        $    4,105
                                                                              ============================
Net income per common share:
   Basic:
   Income before extraordinary loss...................................         $    0.30        $     0.22
   Extraordinary loss.................................................                 -              (.02)
                                                                              ----------------------------
   Net income.........................................................         $    0.30        $     0.20

   Diluted:
   Income before extraordinary loss...................................         $    0.30        $     0.22
   Extraordinary loss.................................................                 -              (.02)
                                                                              ----------------------------
   Net income.........................................................         $    0.30        $     0.20
                                                                              ============================
Weighted average common shares outstanding:
   Basic..............................................................            17,578            20,263
   Diluted............................................................            17,682            20,338


The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                              ----------------------------------------
                                                                                      2001                2002
                                                                              --------------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income..........................................................       $              5,300  $           4,105
   Adjustments to reconcile net income to net cash (used in)
     provided by operating activities -
     Deferred income taxes.............................................                      2,731              2,375
     Depreciation and amortization.....................................                      1,818              3,095
     Recognition of deferred expense (revenue), net....................                        106               (289)
     Unrealized loss on derivative instruments.........................                          -                317
     Amortization of deferred compensation expense.....................                          -                179
     Extraordinary loss on extinguishment of debt......................                          -                298
   Increase (decrease) in operating cash flows resulting from-
     Accounts receivable...............................................                     (5,072)            (1,316)
     Inventories.......................................................                        207             (1,333)
     Prepaid expense and other.........................................                       (200)              (947)
     Accounts payable..................................................                     (6,352)            (1,062)
     Accrued liabilities...............................................                       (954)            (1,660)
     Taxes payable.....................................................                          -             (2,200)
     Deferred revenue..................................................                          -                173
     Other.............................................................                       (156)               167
                                                                              --------------------- ------------------
   Net cash (used in) provided by operating activities.................                     (2,572)             1,902
                                                                              --------------------- ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment.................................                    (36,439)           (52,008)
                                                                              --------------------- ------------------
   Net cash used in investing activities...............................                    (36,439)           (52,008)
                                                                              --------------------- ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from credit facility.......................................                          -             37,000
   Borrowings of long-term debt........................................                          -             16,287
   Payments on long-term debt..........................................                          -             (2,939)
                                                                              --------------------- ------------------
   Net cash provided by financing activities...........................                          -             50,348
                                                                              --------------------- ------------------
RESTRICTED CASH, beginning of period...................................                      6,443                  -

RESTRICTED CASH, end of period.........................................                      1,270                  -
                                                                              --------------------- ------------------
NET DECREASE IN RESTRICTED CASH........................................                      5,173                  -
                                                                              --------------------- ------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS...................                    (33,838)               242
                                                                              --------------------- ------------------
CASH AND CASH EQUIVALENTS, beginning of period.........................                     47,145             21,419
                                                                              --------------------- ------------------
CASH AND CASH EQUIVALENTS, end of period...............................       $             13,307  $          21,661
                                                                              ===================== ==================

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.         BASIS OF PRESENTATION

Chiles Offshore Inc. ("Chiles") and its wholly-owned subsidiaries (collectively, the "Company") construct and operate mobile offshore drilling rigs in the U.S. Gulf of Mexico, Trinidad and the East Timor Gap Zone of Cooperation, located between East Timor and Australia. The Company presently operates four jackup drilling rigs and has one additional jackup drilling rig under construction.

The Company was originally formed in August 1997 as Chiles Offshore LLC under the laws of the State of Delaware as a limited liability company, and was converted into a Delaware corporation on September 22, 2000, in conjunction with the Company's initial public offering of common stock ("IPO").

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and have not been audited by the Company's independent public accountants. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments necessary to present a fair statement of the results for the periods included herein) have been made and the disclosures contained herein are adequate to make the information presented not misleading. Operating results for the quarter ended March 31, 2002, are not necessarily indicative of the results that will be realized for the year ending December 31, 2002. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of and for the period ended December 31, 2001, included in the Company's Annual Report on Form 10-K.

Certain prior period amounts in the consolidated financial statements have been reclassified for comparative purposes. Such reclassifications had no effect on net income or the overall financial condition of the Company.

2.         EARNINGS PER SHARE

Under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," basic earnings per share consists of the Company's historical net income divided by the weighted average number of shares outstanding. Diluted earnings per share is computed including the impact of all potentially dilutive securities. For the quarters ended March 31, 2001 and 2002, the dilutive effect of the issuance of stock options was 103,631 and 73,978 shares, respectively. During the first quarter of 2002, the Company issued 18,200 shares of restricted stock, the market value of which at the date of grant was $19.00 per share. The dilutive effect of these shares was 1,376 shares for the quarter ended March 31, 2002. Diluted weighted average shares outstanding for the quarter ended March 31, 2002, excluded incremental shares related to 448,012 stock options, the effects of which were anti-dilutive.

3.         ACQUISITION

In July 2001, pursuant to an agreement entered into in July 2000, as amended (the "Tonala Agreement"), the Company completed its acquisition of all of the shares of capital stock of the entity that owned the ultra-premium jackup rig Tonala. Previously, the Company had operated the Tonala under a bareboat charter with Perforadora Central, S.A. de C.V., a Mexican company, and related parties ("Perforadora Central") since the completion of its construction and final commissioning in April 2000 (the "Tonala Charter"). The Tonala Agreement and an amendment to the Tonala Charter adjusted payments under the Tonala Charter such that the Company would be treated from a commercial standpoint as if it owned the Tonala from July 20, 2000, with the Company being credited for cash flow received by Perforadora Central under the Tonala Charter, and charged for debt service payments made by Perforadora Central after such date on debt guaranteed by the U.S. Maritime Administration ("Marad") and secured by the Tonala.

As consideration for the acquisition of the Tonala, in July 2001, the Company issued 2,679,723 shares of common stock having a market value on the date of issuance of $20.50 per share to Perforadora Central and assumed approximately $58.8 million in principal amount of Perforadora Central's related Marad-guaranteed debt. The Company also paid approximately $0.1 million in

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


commissions and $0.7 million in other acquisition costs, and received the benefit of approximately $2.5 million in charter payables forgiven by Perforadora Central, which resulted in a discount to the purchase price (for an aggregate rig cost of approximately $111 million). In October 2000, in connection with the acquisition of the Tonala, two executives of Perforadora Central were named to the Company's board of directors. These directors own, collectively, a majority of the outstanding shares of Perforadora Central. Subsequent to the date of acquisition, the Company renamed the acquired rig the Chiles Coronado.

In August 2001, the Company signed a three-year contract with an affiliate of British Petroleum for the use of the Chiles Coronado in Trinidad. The rig began operations under this contract in September 2001.

4.         LONG-TERM DEBT

In April 2000, in connection with the construction agreement for the Chiles Discovery, the Company executed an agreement with a non-U.S. lender that is affiliated with Keppel FELS Limited, a Singapore company ("Keppel"), to provide up to $82 million of debt financing toward the construction cost of the Chiles Discovery (the "Discovery Facility"). The Discovery Facility had recourse only to the Chiles Discovery and any other assets owned by the subsidiary that owns the rig. The Discovery Facility provided for an interest rate equal to LIBOR plus 2% on a $75 million term loan due upon the earlier of 22 months from the first borrowing or delivery of the rig and LIBOR plus 3% on a $7 million revolving loan available to pay interest on the term loan. The Company had the option to extend the Discovery Facility for an additional 18 months after delivery of the Chiles Discovery at a fixed rate to be determined at that time based on the lender's cost of funds plus 3%. During the first quarter of 2002, in connection with the delivery of the rig, the Company cancelled the facility. As a result, the Company recorded an extraordinary loss of approximately $0.3 million, net of tax, to write off the associated amortization of debt issuance costs and facility cancellation fee. The Company never drew on the facility.

In December 2000, the Company entered into an agreement with three banks to provide a senior secured reducing revolving credit facility of $120 million (the "Bank Facility") of which $72 million was available for general corporate purposes, including $51 million outstanding at March 31, 2002. The Bank Facility is permanently reduced semi-annually, which began in June 2001, and requires a balloon payment at maturity. Subject to these reductions and the Company's provision of certain additional collateral, the entire amount of the Bank Facility will be available for borrowings by the Company. Borrowings under the Bank Facility are available for general corporate purposes, may be repaid and reborrowed during the term of the Bank Facility and will bear interest at the rate of LIBOR plus a margin of 1.5% to 2.0% depending upon the amount drawn. The Bank Facility will mature on December 7, 2007, at which time any outstanding principal amount (which, as a result of reductions, may not exceed $53.5 million at such date) and any unpaid interest will be due. The Company is required to pay a commitment fee equal to 0.7% per annum, quarterly in arrears, on the undrawn amount of the Bank Facility. The Bank Facility is guaranteed by two wholly-owned subsidiaries of the Company (the "Guarantors") that are owners of the Chiles Magellan and Chiles Columbus and such guarantees are secured by first priority mortgages, assignments of earnings (which may continue to be collected by the Company unless an event of default occurs) and assignments of insurance on such rigs. The Bank Facility contains customary affirmative covenants, including a requirement to maintain a combination of cash and availability under the Bank Facility of at least $20 million (at least 50% of which must be satisfied by unrestricted cash balances), a minimum consolidated net worth requirement, a minimum ratio of operating income plus depreciation, amortization and other non-cash operating charges to total interest expense and a maximum level of funded debt to total capitalization. The Bank Facility also contains certain negative covenants, including prohibitions against certain liens, material changes in the nature of the Company's business, sales or pledges of any Guarantor's membership interests, sales or dispositions of any of the two mortgaged rigs or other substantial assets, consolidations or mergers and restrictions on the Company's ability to pay dividends. The Bank Facility further requires the Company to prevent the Guarantors from making certain loans and advances, except in their normal course of business or to certain affiliates. In addition, under the Bank Facility, the failure of SEACOR SMIT Inc., the parent of the Company's largest shareholder, to maintain minimum ownership levels and board representation would constitute an event of default permitting the lenders to accelerate the maturity of the Bank Facility and

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


foreclose upon the collateral securing the debt. As of December 31, 2001 and March 31, 2002, the Company had $14 million and $51 million outstanding under the Bank Facility, respectively, and was in compliance with all covenants.

In July 2001, in connection with the acquisition of the Tonala, subsequently renamed the Chiles Coronado, the Company assumed the remaining principal balance due on the related Marad-guaranteed debt, which was approximately $58.8 million (the "Coronado Facility"), and recorded a debt discount of approximately $1 million, which is being amortized to interest expense on a straight-line basis over the remaining life of the Coronado Facility. The Coronado Facility bears interest at a rate of 5.6% per year, has semi-annual payments of approximately $2.9 million in principal plus accrued interest due in January and July each year until the final maturity in July 2011 and is subject to certain customary covenants including restrictions on the Company's ability to pay dividends and other financial covenants. As of December 31, 2001 and March 31, 2002, the Company had $58.8 million and $55.8 million outstanding under the Coronado Facility, respectively, and was in compliance with all covenants.

In October 2001, the Company entered into definitive documentation for $81 million in Marad-guaranteed financing for the construction and term financing of the Chiles Galileo (the "Galileo Facility"). The Galileo Facility provides for floating rate debt, which must be converted by the Company to fixed rate debt no later than two years after delivery of the rig. The Company has the option to convert from a floating interest rate to a fixed interest rate at any time prior to two years after delivery of the rig, and would also be required to convert to a fixed interest rate under certain circumstances. Under the terms of the Galileo Facility, principal and interest payments are due semi-annually starting six months after delivery of the rig and ending eighteen years after delivery of the rig. The Galileo Facility has limited recourse to Chiles, and full recourse to the Chiles Galileo and all assets owned by the borrower, Chiles Galileo LLC, which owns the Chiles Galileo and is a 100% owned subsidiary of Chiles. As of December 31, 2001 and March 31, 2002, the Company had approximately $18 million and $34 million outstanding under the Galileo Facility, respectively, and was in compliance with all covenants.

The Company capitalizes interest applicable to the construction of offshore drilling rigs as a cost of such assets. Capitalized interest for the quarter ended March 31, 2001 and 2002, was $0.3 million and $1.4 million, respectively.

5.         DERIVATIVES

TREASURY RATE LOCKS

In the first quarter of 2002, to take advantage of an interest rate environment that management considered to be favorable, the Company entered into additional treasury rate lock agreements with a financial institution on a total notional amount of $40 million for a total rate lock position of $60 million outstanding at March 31, 2002. These treasury rate lock agreements mature in the fourth quarter 2003 and provide a partial hedge to changes in the future interest cost of issuing long-term fixed rate debt under the Galileo Facility. The Company accounts for the transactions as speculative instruments under SFAS No. 133 and records the change in the market value at the end of each reporting period as a gain or loss in other income in the Consolidated Statement of Operations. The Company records the net effect of these positions in operating cash flows in the Consolidated Statement of Cash Flows. For the quarter ended March 31, 2002, we recognized approximately $1.1 million in unrealized gain from these activities, the value of which was provided by the Company's counterparty. The Company had no rate lock positions outstanding during the quarter ended March 31, 2001.

NATURAL GAS AND U.S. TREASURY NOTE POSITIONS

Beginning in the fourth quarter of 2001, the Company entered into and settled various positions in natural gas swaps and options, pursuant to which, on each applicable settlement date, the Company received an amount, if any, by which a contract price for a swap or an option exceeded the quoted settlement price or paid the amount, if any, by which the quoted settlement price exceeded the contract price. The Company also entered into short positions in natural gas futures, the value of which moves in the opposite direction of the underlying price of natural gas futures. The general purpose of the natural gas transactions is to provide value for the Company in the event of a decline in

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


the price of natural gas, which if sustained over time, would lead to a decline in the market values and cash flows generated by the Company's assets. The Company also entered into short positions in U.S. treasury note futures, the value of which moves in the opposite direction of the underlying price of the U.S. treasury notes futures. The general purpose of the U.S. treasury note transactions is to provide value to the Company in the event of a decline in the price of U.S. treasury notes, which would likely result in generally higher interest rates, and could result in a higher interest cost for the Company. For accounting purposes, the Company accounts for these transactions as speculative and records the transactions as current assets or current liabilities, as applicable, and records any realized gain or loss on settled transactions and the change in the market value of the unsettled positions at the end of each reporting period in other income in the Consolidated Statement of Operations. The Company records the net effect of these positions in operating cash flows in the Consolidated Statement of Cash Flows. For the quarter ended March 31, 2002, the Company recognized a loss of approximately $1.1 million of which $0.3 million represented realized gains and $1.4 million represented unrealized losses from these activities, as determined by market quotes, primarily related to short positions in natural gas.

6.         COMMITMENTS AND CONTINGENCIES

CONSTRUCTION CONTRACTS

In April 2000, the Company entered into an agreement with Keppel and various equipment vendors for construction and delivery of the Chiles Discovery, at a cost estimated not to exceed $110 million, excluding interest and other capitalized costs. In February 2002, the Company took scheduled delivery of the Chiles Discovery, from the Keppel shipyard. The Chiles Discovery has completed final commissioning and is currently expected to commence operations before the end of May 2002 under a 600-800 day contract with an affiliate of Phillips Petroleum in the East Timor Gap Zone of Cooperation located between East Timor and Australia. As part of the construction agreement with Keppel, the Company entered into a master option agreement (the "Master Option Agreement") that provides the Company the right to require Keppel, or its wholly-owned subsidiary, AMFELS, Inc. ("AMFELS"), of Brownsville, Texas, to construct up to three additional rigs ("Option Rig or Rigs") similar to the Chiles Discovery.

In October 2000, the Company exercised its first option under the Master Option Agreement to construct the Chiles Galileo at AMFELS shipyard in Brownsville, Texas at a cost estimated not to exceed $112 million, excluding interest and other capitalized costs. As of March 31, 2002, the Company had a remaining aggregate estimated cost to complete the construction and outfitting, exclusive of any interest and other capitalized costs, of the Chiles Galileo, of approximately $31 million. The Company expects to use cash from operations and funds available under the Galileo Facility of up to $81 million, which is backed by a guarantee from Marad (see Note 4) to fund the construction of the rig. The Chiles Galileo is expected to be completed during the third quarter of 2002, and the Company is currently pursuing contract commitments from prospective customers. The Master Option Agreement was amended in April 2002 to extend the option notice of exercise date to October 6, 2002. The remaining two options under the Master Option Agreement will expire unless the first such option is exercised. We have not determined whether we will exercise the second option.

LITIGATION

Raymond Verdin, on behalf of himself and those similarly situated v. Pride Offshore, Inc., et al, C.A. No. G-01-168 in the United States District Court for the Southern District of Texas, Houston, Division; formerly styled Raymond Verdin v. R&B Falcon Drilling USA, Inc., et al; No. G-00-488 in the United States District Court for the Southern District of Texas, Galveston Division, filed October 10, 2000. The Company was named as a defendant in a proposed class action suit filed on behalf of offshore workers against all of the major offshore drilling companies that operated in the U.S. Gulf of Mexico since 1990. The proposed class includes persons hired in the United States by the companies to work in the U.S. Gulf of Mexico and around the world. The lawsuit alleges that the companies, through trade groups, shared information in violation of the Sherman Antitrust Act and various state laws. The lawsuit is seeking monetary damages and injunctive relief as well as attorney's fees and costs. Although the Company believes that it had valid defenses in this matter, it determined that

                      CHILES OFFSHORE INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


protracted litigation would be a distraction to the operation of its business and, in May 2001, agreed to settle the plaintiffs' outstanding claims for a conditional payment of $1 million. During 2001, the Company recorded a reserve for this pending litigation, including legal expenses, and made a partial payment of the settlement amount. In April 2002, the United States District Judge for the Southern District of Texas, Houston Division, issued an order finally approving the proposed class action settlement, finally certifying the settlement class and entered a final judgment and order of dismissal of this lawsuit. The Company expects to pay the final settlement amount in the second quarter of 2002.

The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse affect on the Company's consolidated financial position, results of operations or cash flows.

7.         OPERATING SEGMENTS

As of March 31, 2002, the Company had a single line of business and operated in the U.S. Gulf of Mexico, Trinidad and the East Timor Gap Zone of Cooperation between Australia and East Timor. The Company derived revenue for the quarter ended March 31, 2001, from four customers of 36 percent, 31 percent, 18 percent and 15 percent of total revenue. For the quarter ended March 31, 2002, the Company derived its revenue from two customers of 62 percent and 38 percent of total revenue. The loss of any such customer could have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

8.         RECENT ACCOUNTING PRONOUNCEMENT

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement establishes a single accounting model to be used for long-lived assets to be disposed of by sale and it expands the presentation of discontinued operations. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of this statement on January 1, 2002, did not have a material impact on the Company's financial position or results of operations.

9.         SUBSEQUENT EVENTS

TREASURY RATE LOCK

In April 2002, the Company settled rate lock positions with a total notional amount of $20 million based on management's assessment of the current interest rate environment. The Company received cash proceeds of approximately $1.4 million in the second quarter of 2002 as a result of this transaction.

LETTER OF CREDIT

In April 2002, the Company issued a $7.9 million irrevocable standby letter of credit for the benefit of an affiliate of Phillips Petroleum, as required by the drilling contract between the Company and such affiliate for the use of the Chiles Discovery. The letter of credit expires on the earliest of the date the Chiles Discovery demobilizes from the drilling site, notification from the beneficiary that the letter of credit is no longer required or August 1, 2004. The letter of credit is secured by funds available under the Company's Credit Facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Unless the context otherwise requires, references herein to "Chiles Offshore," "the Company," "we," "us," and "our," refer to Chiles Offshore Inc. or Chiles Offshore LLC, as applicable, and its wholly owned subsidiaries and "Chiles" refers to Chiles Offshore Inc.

When included in this Quarterly Report on Form 10-Q or in documents incorporated herein by reference, the words, "expects," "intends," "anticipates," "projects," "believes," "estimates," and analogous expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995. Such forward-looking statements concerning management's expectations, strategic objectives, business prospects, anticipated performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Those risks and uncertainties are discussed under the heading "Risks Related to Our Operations" under "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our Annual Report on Form 10-K for the year ended December 31, 2001, as well as the information set forth below. Such risks and uncertainties include, among others, general economic and business conditions, drilling related risks, changes in oil and gas exploration activity, competition, regulatory initiatives and compliance with governmental regulations, customer preferences and various other matters. Such risks also include risks of operating in foreign jurisdictions, which could include risks of currency exchange restrictions, changes in foreign political, military and economic conditions, risks of government seizures of rigs and related risks. Many of these risks and related risks are beyond our control. Certain statements discussed in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 3 "Quantitative and Qualitative Disclosures About Market Risk" and elsewhere in the Quarterly Report on Form 10-Q contain forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We expressly disclaim any obligation or undertaking to provide any updates to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.

The following discussion should be read in conjunction with our Consolidated Financial Statements (including the notes thereto) included elsewhere in this Quarterly Report on Form 10-Q.

THE COMPANY

We were formed in August 1997, as Chiles Offshore LLC, for the purpose of constructing, owning and operating a fleet of ultra-premium jackup drilling rigs. In September 2000, we converted into a Delaware corporation in conjunction with our IPO.

In 1997, we started construction of two ultra-premium jackup drilling rigs of the LeTourneau Super 116 design at AMFELS, Inc. ("AMFELS"), a shipyard located in Brownsville, Texas. The first rig, the Chiles Columbus, was delivered in May 1999, and the second rig, the Chiles Magellan, was delivered in October 1999. Both of these rigs are currently employed under short-term (under 12 months) drilling contracts in the U.S. Gulf of Mexico.

In April 2000, we started construction of the Chiles Discovery, an ultra-premium jackup rig of the KFELS Mod V "B" design, at the shipyard of Keppel FELS Limited ("Keppel"), a Singapore company. The Chiles Discovery was delivered in Singapore in February 2002. The Chiles Discovery has completed final commissioning and is expected to commence operations before the end of May 2002 under a 600-800 day contract with an affiliate of Phillips Petroleum in the East Timor Gap Zone of Cooperation located between East Timor and Australia. We estimate its final cost of construction to be approximately $110 million, exclusive of interest and other capitalized costs.

In April 2000, we also entered into a master option agreement (the "Master Option Agreement") with Keppel and its wholly-owned subsidiary, AMFELS, for the construction, at our option, of up to three additional rigs of the same design. In October 2000, we exercised the first of three options under the Master Option Agreement to construct the Chiles Galileo at AMFELS. We expect the Chiles Galileo to be delivered during the third quarter of 2002 and estimate its construction will cost $112 million, exclusive of interest and other capitalized costs. The Master Option Agreement was amended in April 2002 to extend the option notice exercise date to October 6, 2002. The remaining two options under the Master Option Agreement will expire unless the first such option is exercised. We have not yet determined whether we will exercise the second option.

In July 2001, we completed the acquisition of all of the shares of capital stock of an entity that owned the ultra-premium jackup rig Tonala, which we subsequently renamed the Chiles Coronado, and had operated under a bareboat charter since the completion of its construction and final commissioning in April 2000. In August 2001, we signed a three-year contract with a major integrated oil and gas operator for the use of the Chiles Coronado in Trinidad. The Chiles Coronado was subsequently moved from the U.S. Gulf of Mexico to Trinidad and began drilling operations under the contract in September 2001.

RESULTS OF OPERATIONS

Revenue. We derive our contract revenue primarily from contracts to drill wells for oil and gas operators. In the U.S. Gulf of Mexico, these drilling contracts are typically for terms of 30 to 90 days, and provide for base dayrates, which may be subject to adjustments based on performance incentives. In our international operations, we have entered into drilling contracts for up to three years from inception. Drilling contracts may include a fixed dayrate or include rates that vary over the contract period, which may either be stated rates or calculated based on an index such as the price of natural gas. For variable rate contracts, we record revenue on a straight-line basis over the life of the contract and record any adjustments to the straight-line calculation in the period they become known. We may also receive lump-sum fees for the mobilization of equipment and personnel to and from drilling locations. Mobilization fees received and costs incurred to mobilize an offshore rig from one market to another are recognized over the term of the related drilling contract. Reimbursable revenue is revenue related to pass-through operating costs, incurred from time to time, on behalf of customers.

In calculating our average dayrates, we divide the revenue earned by our rigs during the period including the amortization of deferred revenue for transporting our rigs between sites, by the total number of rig operating days in the period. In addition, our average dayrates include any bonuses that may be triggered by achieving performance and safety targets in our drilling contracts, but exclude reimbursable revenue from customers. For the quarter ended March 31, 2001, rig utilization was 100% and the average dayrate was $68,926. For the quarter ended March 31, 2002, our rigs achieved 100% utilization and earned an average dayrate of $69,662.

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

Costs and Expenses. Rig operating expense consists primarily of crew costs, insurance, inspections, repair and maintenance and other related costs. Reimbursable expense is the offsetting costs of the reimbursable revenue. General and administrative expense consists primarily of corporate and safety management, administration, marketing, financial and legal expenses.

The following table provides results of operations, utilization, average dayrates and available rig day information for the periods indicated (in thousands except rig utilization, average dayrates and available rig days):

                                                        Three Months Ended
                                                            March 31,
                                                  ----------------------------
                                                      2001            2002
                                                  -------------- -------------
Contract revenue................................  $     18,610   $     18,809
General and administrative expense..............           700          1,438
Operating income................................         7,660          6,732
Interest income, net............................           371             42
Provision for income tax........................        (2,731)        (2,375)
Net income......................................         5,300          4,105
Rig utilization.................................           100%           100%
Average dayrates................................  $     68,926   $     69,662
Available rig days..............................           270            270



THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Contract Revenue. Contract revenue increased approximately $0.2 million, or 1.1% for the quarter ended March 31, 2002, compared to the quarter ended March 31, 2001. The increase in revenue primarily resulted from an increase in average dayrate from $68,926 to $69,662 per day. The increase in average dayrate is primarily a result of higher market rates for rigs in the markets in which we operate, which are typically correlated with current and future expectations of oil and gas prices at the time we enter into the contracts. Our average dayrates for the quarters ended March 31, 2001 and 2002, also included the amortization of revenue recorded from the mobilization of our rigs over the respective contract terms.

Operating Income. Operating income decreased approximately $0.9 million or 12% for the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001. The decrease was primarily a result of an increase in operating expense of $2.3 million related to higher costs associated with operating rigs outside the U.S. Gulf of Mexico, higher premiums on the renewal of our insurance policies and an increase in depreciation of $1.3 million due to the acquisition of the Chiles Coronado. In addition, general and administrative expense increased $0.7 million primarily as we increased the number of corporate personnel to support the continued growth of our rig fleet. The increases in expense were offset by the increase in revenue and a reduction in bareboat charter expense of $3.2 million due to the acquisition of the Chiles Coronado.

Other Income. Other income decreased approximately $0.3 million for the quarter ended March 31, 2002, compared to the quarter ended March 31, 2001. Interest income decreased as the remaining IPO proceeds received in September 2000, were invested in the construction of the Chiles Discovery during 2001 and, as a result, the average balance of cash and cash equivalents held in interest bearing accounts during the quarter ended March 31, 2002, was less than during the comparable quarter in the prior year. In addition, during the first quarter of 2002, we recorded an unrealized gain on our open rate lock positions of approximately $1.1 million which was offset by a net loss of approximately $1.1 million on natural gas and U.S. treasury note activities.

Income Taxes. The provision for income tax decreased by approximately $0.4 million for the quarter ended March 31, 2002, compared to the quarter ended March 31, 2001. The provision decreased proportionately with the decrease in income before tax and was offset by an increase in the Company's effective tax rate from 34% in 2001, to 35% in 2002.

Extraordinary Loss. We recorded an extraordinary loss of $0.3 million, net of tax, for the quarter ended March 31, 2002. This resulted from our decision to cancel the $82 million credit facility established to partially finance the construction of the Chiles Discovery.

LIQUIDITY AND CAPITAL RESOURCES

General

Our ongoing liquidity requirements arise primarily from our need to service debt, provide working capital and construct and acquire rigs and equipment. Since our inception, we have been managing the construction and ongoing operations of our rigs using cash generated by private placements of equity, the issuance of debt, borrowings under our credit facilities, the IPO and cash from operations. We have used all of the proceeds from the IPO and currently finance our operations primarily through borrowings under our credit facilities and cash from operations. If we exercise our remaining options under the Master Option Agreement to construct additional rigs, we may require additional financing in the future.

We expect to fund our short-term liquidity needs, including contractual obligations related to our rigs under construction, our credit facilities, other contractual agreements and any other working capital requirements, from cash and cash equivalents, operating cash flow and our credit facilities. We believe that we will be able to meet all of our current obligations, including our obligations under our credit facilities and other contractual agreements for the foreseeable future.

We expect to fund our long-term liquidity needs, including contractual obligations and anticipated capital expenditures, from our cash and cash equivalents, investments, operating cash flow and our credit facilities.

As of December 31, 2001 and March 31, 2002, we had cash and cash equivalents of $21.4 million and $21.7 million, respectively, working capital of $2.1 million and $8.7 million, respectively, and outstanding debt of approximately $90 million and $140.4 million, respectively. Outstanding debt as of March 31, 2002 increased $50.4 million as compared to December 31, 2001, in connection with our additional draws on our credit facility and borrowings on long-term debt to finance the continued construction of the Chiles Discovery and Chiles Galileo.

Cash flows from operations

During the quarter ended March 31, 2002, we generated approximately $1.9 million of cash flows from operations which were used to meet working capital requirements and to invest, together with borrowings under our credit facilities and long-term debt, an aggregate of $52.0 million in additions to property and equipment, primarily to fund the construction of the Chiles Discovery and Chiles Galileo. Cash flow used in operations for the quarter ended March 31, 2001 was $2.6 million.

Investing and financing activities

Net cash used in investing activities was $52.2 million for the quarter ended March 31, 2002, compared to $36.4 million for the quarter ended March 31, 2001.

In April 2000, we entered into an agreement for the construction of the Chiles Discovery and took scheduled delivery of the rig in February 2002. The rig is undergoing final commissioning and we anticipate that it will be placed in service in May 2002 in the East Timor Gap Zone of Cooperation, located between Australia and East Timor, to begin work under a 600-800 day contract with an affiliate of Phillips Petroleum. We estimate that its final cost of construction will be approximately $110 million, exclusive of interest and other capitalized costs.

In October 2000, we exercised the first of our three options under the Master Option Agreement and we entered into an agreement with AMFELS for construction of the Chiles Galileo. The Chiles Galileo is under contract to be completed at an estimated cost of $112 million, excluding interest and other capitalized costs. At March 31, 2002, we had a remaining aggregate estimated cost to complete the construction and outfitting, exclusive of any interest and other capitalized costs, of approximately $31 million. We expect to finance the construction of the Chiles Galileo with cash from operations and with funds drawn under an $81 million Marad-guaranteed credit facility.

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

Net cash provided by financing activities was $50.3 million for the quarter ended March 31, 2002, compared to zero for the quarter ended March 31, 2001. Financing activities in the first quarter of 2002 consisted mainly of borrowings and repayments of debt.

Credit facilities

In April 2000, in connection with the construction agreement for the Chiles Discovery, we executed an agreement with a non-US lender that is affiliated with Keppel to provide up to $82 million of debt financing toward the construction cost of the Chiles Discovery (the "Discovery Facility"). The Discovery Facility was recourse only to the Chiles Discovery and any other assets owned by the subsidiary owning the rig. The Discovery Facility provided for an interest rate equal to LIBOR plus 2% on a $75 million term loan due upon the earlier of 22 months from the first borrowing or delivery of the rig and LIBOR plus 3% on a $7 million revolving loan available to pay interest on the term loan. We had the option to extend the Discovery Facility for an additional 18 months after delivery at a fixed rate to be determined at that time based on the lender's cost of funds plus 3%. During the year ended December 31, 2001 there were no borrowings under the Discovery Facility and, during the first quarter of 2002, in connection with the delivery of the Chiles Discovery in February 2002, we terminated the facility.

In December 2000, we entered into a $120 million credit facility (the "Bank Facility"), which was provided by Fortis Capital Corporation, DVB Nedship Bank N.V. and Den norske Bank ASA. The Bank Facility provides for a $120 million senior secured reducing revolving credit facility, of which $72 million was available, including $51 million outstanding, at March 31, 2002. Beginning in June 2001, the Bank Facility must be permanently reduced semi-annually, with a balloon payment at maturity. Subject to such reductions, the entire Bank Facility will be available subject to the Company providing the lenders with certain additional collateral. Borrowings under the Bank Facility are available for general corporate purposes and may be repaid and reborrowed during the term of the Bank Facility and bear interest at a per annum rate equal to LIBOR plus a margin ranging from 1.5% to 2.0%. The Bank Facility will mature on December 7, 2007, at which time any outstanding principal amount, up to a maximum of $53.5 million, and any unpaid interest will be due. We are required to pay a commitment fee equal to 0.7% per annum, payable quarterly in arrears, on the undrawn amount. The Bank Facility is guaranteed by two of our wholly-owned subsidiaries (the "Guarantors"), which own the Chiles Magellan and Chiles Columbus. These guarantees are secured by first priority mortgages on the two rigs, assignments of earnings (which may continue to be collected by us unless an event of default occurs) and assignments of insurance on such rigs. The Bank Facility contains customary affirmative covenants, including a requirement to maintain a combination of cash and availability under the Bank Facility of at least $20 million (at least 50% of which must be satisfied by unrestricted cash balances), a minimum consolidated net worth requirement, a minimum ratio of operating income plus depreciation, amortization and other non-cash operating charges to total interest expense and a maximum level of funded debt to total capitalization. The Bank Facility also contains certain negative covenants, including prohibitions against certain liens, material changes in the nature of our business, sales or pledges of any Guarantor's membership interests, sales or dispositions of any of the two mortgaged rigs or other substantial assets, consolidations or mergers and restrictions on our ability to pay dividends. The Bank Facility also requires that we prevent the Guarantors from making certain loans and advances, except in the normal course of business or to certain affiliates. In addition, under the Bank Facility, the failure of SEACOR SMIT Inc., the parent of the Company's largest shareholder, to maintain minimum ownership levels and board representation would constitute an event of default permitting the lenders to accelerate the maturity of the Bank Facility and foreclose upon the collateral securing the debt. As of December 31, 2001 and March 31, 2002, we had $14 million and $51 million outstanding under the Bank Facility, respectively, and we were in compliance with all covenants.

In July 2001, in connection with the acquisition of the Tonala, subsequently renamed the Chiles Coronado, we assumed the remaining principal balance due on the related Marad-guaranteed debt, which was approximately $58.8 million (the "Coronado Facility"), and recorded a debt discount of approximately $1 million, which is being amortized to interest expense on a straight-line basis over the remaining life of the Coronado Facility. The Coronado Facility bears interest at a rate of 5.6% per year, has semi-annual payments of approximately $2.9 million in principal plus accrued interest due in January and July each year until the final maturity in July 2011 and is subject to certain customary covenants, including restrictions on our ability to pay dividends and other financial covenants. As of December 31, 2001 and March 31, 2002, we had approximately $58.8 million and $55.8 million outstanding under the Coronado Facility, respectively, and we were in compliance with all covenants.

In October 2001, we entered into definitive documentation for $81 million in Marad-guaranteed financing for the construction and term financing of the Chiles Galileo (the "Galileo Facility"). The Galileo Facility provides for floating rate debt, which we must convert to fixed rate debt no later than two years after delivery of the rig. We have the option to convert from a floating interest rate to a fixed interest rate at any time prior to two years after delivery of the rig, and would also be required to convert to a fixed interest rate under certain circumstances. Under the terms of the Galileo Facility, principal and interest payments are due semi-annually starting six months after delivery of the rig and ending 18 years after delivery of the rig. The Galileo Facility has limited recourse to us, and full recourse to the Chiles Galileo and all assets owned by the borrower, Chiles Galileo LLC, which owns the Chiles Galileo and is a 100% owned subsidiary of ours. The Galileo Facility is subject to certain customary covenants. As of December 31, 2001 and March 31, 2002, we had approximately $18 million and $34 million outstanding, respectively, under the Galileo Facility and we were in compliance with all covenants.

Derivative Transactions

In the first quarter of 2002, we entered into additional treasury rate lock agreements with a financial institution on a total notional amount of $40 million for a total rate lock position of $60 million outstanding at March 31, 2002. Such treasury rate lock agreements mature in the fourth quarter of 2003, provide a partial hedge to changes in the future interest cost of issuing long-term fixed rate debt under the Galileo Facility and take advantage of what management considered to be a favorable interest rate environment at the time. We account for the treasury rate locks as speculative instruments under Statement of Financial Accounting Standards ("SFAS") No. 133 and record the change in the market value at the end of each reporting period as a gain or loss in other income in our Consolidated Statement of Operations. We record the net effect of these positions in operating cash flows in the Consolidated Statements of Cash Flows. For the quarter ended March 31, 2002, we recognized $1.1 million in unrealized gain from these activities, the value of which was provided by our counterparty.

Beginning in 2001, we entered into and settled various positions in natural gas swaps and options, pursuant to which, on each applicable settlement date, the Company received an amount, if any, by which a contract price for a swap or an option exceeded the quoted settlement price or paid the amount, if any, by which the quoted settlement price exceeded the contract price. We also entered into short positions in natural gas futures, the value of which moves in the opposite direction of the underlying price of natural gas futures. The general purpose of the natural gas transactions is to provide value for us in the event of a decline in the price of natural gas, which, if sustained over time, would lead to a decline in the market values and cash flows generated by our assets. We also entered into short positions in U.S. treasury note futures, the value of which moves in the opposite direction of the underlying price of the U.S. treasury notes futures. The general purpose of the U.S. treasury note transactions is to provide value to us in the event of a decline in the price of U.S. treasury notes which would result in generally higher interest rates, and could result in a higher interest cost for us. We account for these transactions as speculative and record the transactions as current assets or current liabilities, as applicable, and record any realized gain or loss on settled transactions and the change in the market value of the unsettled positions at the end of each reporting period in other income in our Consolidated Statement of Operations. We record the net effect of these positions in operating cash flows in our Consolidated Statement of Cash Flows. For the quarter ended March 31, 2002, we recognized a loss of approximately $1.1 million of which $0.3 million represented realized gains and $1.4 million represented unrealized losses from these activities primarily related to short positions in natural gas. The value of the unrealized positions was determined based on market quotes obtained from the New York Mercantile Exchange and the Chicago Board of Trade, as applicable. All open positions mature within one year.

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

REVENUE RECOGNITION

We account for revenue in accordance with Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides the Securities and Exchange Commission staff's interpretations of the application of generally accepted accounting principles to revenue recognition. Our drilling contracts provide for a dayrate fee that is generally recognized to revenue on a per day basis as work is performed. Drilling contracts may include a fixed dayrate or include rates that vary over the contract period, which may either be stated rates or calculated based on an index such as the price of natural gas. For variable rate contracts, we record revenue on a straight-line basis over the life of the contract and record any adjustments to the straight-line calculation in the period they become known. The related drilling expenses are recorded to operating expense in the period in which they are incurred. As of December 31, 2001 and March 31, 2002, we had unbilled revenue of approximately $0.4 million and $0.9 million, respectively, related to variable rate contracts. We may also receive lump-sum fees for the mobilization of equipment and personnel to and from drilling locations. Mobilization fees received and costs incurred to mobilize an offshore rig from one market to another are recognized over the term of the related drilling contract. As of December 31, 2001 and March 31, 2002, we had deferred revenue of approximately $6.2 million and $5.6 million recorded in other non-current liabilities in our Consolidated Balance Sheet and deferred costs related to the mobilization of rigs of approximately $2.8 million and $2.7 million, respectively, recorded in other assets. Any lump-sum payments received from customers relating to specific contracts are generally deferred and amortized over the term of the drilling contract.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and depreciated from the date the assets are placed in service, using the straight-line method, over the estimated useful lives of the assets, which range from 3 to 25 years. Our estimates of these remaining useful lives may be impacted by factors such as changing market conditions, technological advances in the performance of offshore drilling or changes in regulations governing the industry. Major additions and improvements are capitalized and depreciated over the remaining useful lives of the assets. Maintenance and repairs are charged against income as incurred. Disposals are removed at cost less accumulated depreciation, and any resulting gain or loss is reflected in our Consolidated Statement of Operations. We capitalize interest and certain general and administrative expenses applicable to the construction of the rigs as a cost of such assets. Costs incurred for the purchase and development of computer software are capitalized and amortized on a straight line basis over the estimated useful life.

We evaluate the carrying value of our long-lived assets following the guidelines of SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires that certain long-lived assets be reviewed for impairment whenever events indicate that the carrying amount of an asset may not be recoverable and that an impairment loss be recognized under certain circumstances in the amount by which the carrying value exceeds the fair value of the asset.

ACCRUED CLAIMS AND OTHER ACCRUED LIABILITIES

We estimate our accrued claims and other accrued liabilities based on facts and circumstances surrounding those claims. Accruals for claims are recorded at the full expected settlement amount of those claims and the accruals are adjusted accordingly as additional facts and circumstances become known.

RECENT ACCOUNTING PRONOUNCEMENT

In August 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement establishes a single accounting model to be used for long-lived assets to be disposed of by sale and it expands the presentation of discontinued operations. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of this statement on January 1, 2002, did not have a material impact on our financial position or results of operations.

OUTLOOK

Our business and operations depend upon the condition of the oil and natural gas industry, including the exploration and production expenditures of oil and gas companies. Oil and natural gas prices are highly volatile. Material decreases in oil and natural gas prices will likely affect the level of exploratory and production expenditures by oil and gas companies, which would decrease the demand for our services, and reduce our revenue and operating results. Moreover, because our operations to date have been primarily in the U.S. Gulf of Mexico, we depend particularly on the condition of the oil and natural gas industry in the U.S. Gulf of Mexico and on the industry's exploration and production expenditures in that market. In recent years, an increasing amount of exploration and production expenditures has been concentrated in deeper water requiring semisubmersible drilling rigs or drill ships. The trend is expected to continue and could result in a decline in demand for jackup rigs. In addition, the allocation of exploration and production expenditures to on-shore prospects could affect demand for our services.

An improvement in the current prospects for jackup rigs could lead to increased rig construction and rig upgrade programs by our competitors. A significant increase in the supply of jackup drilling rigs or other mobile offshore drilling units that compete with our rigs could decrease the dayrates we are able to charge for our rigs and their utilization levels. For example, following high oil and natural gas prices and the related expansion of the offshore drilling fleet in the 1970s and early 1980s, low oil and natural gas prices weakened the offshore drilling market for the balance of the 1980s and most of the first half of the 1990s, which resulted in an excess supply of rigs and significantly reduced utilization and dayrates. This weakness was particularly pronounced in the U.S. Gulf of Mexico. While oil and natural gas prices subsequently recovered and were strong during the first half of 2001, natural gas prices were much lower during the second half of 2001. Due in large part to the weakening of natural gas prices, demand for offshore drilling rigs in the U.S. Gulf of Mexico softened. Although this decline did not impact the demand for our services in 2001 as payments under drilling contracts provide nearly all of our revenue, if our rigs are not utilized at optimal levels during 2002, or if market or other conditions do not allow us to charge desirable rates, our revenue and operating results will decline.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates with respect to our various credit facilities, if and when they are drawn upon. We manage interest rate risk through the use of a combination of fixed and floating rate debt. We may also use treasury rate locks and U.S. treasury note futures and options contracts, when appropriate, to manage this risk. We are also exposed to changes in the prices of oil and natural gas. The offshore contract drilling industry is dependent upon the exploration and production programs of oil and gas companies, which in turn are influenced by the price of oil and natural gas. From time to time, when appropriate, we may enter into natural gas futures, swaps and options contracts to help mitigate this risk. This may cause additional exposure to changes in interest rates and the price of natural gas. We mitigate this additional risk by closely tracking our open positions in accordance with parameters set by our board of directors and carefully monitor the credit ratings of our counterparties on transactions. In addition, we can settle our open positions in our contracts at any time, thereby minimizing the risk of loss. As of December 31, 2001 and March 31, 2002, we held derivative positions with an aggregate fair market value of approximately $2 million and $1.4 million, respectively. For further discussion of these transactions see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Derivative Transactions" above.

As of December 31, 2001 and March 31, 2002, the carrying value of our fixed-rate debt approximated market value based on interest rates that could be obtained on similar issuances of debt.

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

PART II. OTHER INFORMATION

ITEM 1.  LITIGATION.

See Note 6.  Notes to Interim Consolidated Financial Statements.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

A.    Exhibits

Exhibit No.                             Description
-----------                             -----------

10.1 Assignment And Assumption Agreement entered into effective as of April 10, 2002, by and between Chiles Offshore Inc. and Chiles Offshore International Inc.

10.2* Severance Benefits Agreement dated April 30, 2002, among Chiles Offshore Inc. and Randall Chris Pinkard.

10.3 Amendment, dated April 5, 2002, to the Master Option Agreement dated April 6, 2000, by and among Chiles Offshore Inc., Keppel FELS Limited, and AMFELS, Inc.

*Item denoted with an asterisk represents management contract or compensatory plan or arrangement.

B.    Reports on Form 8-K

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



Dated: May 14, 2002

                                  EXHIBIT INDEX

Exhibit No.                      Description
-----------                      -----------

10.1 Assignment And Assumption Agreement entered into effective as of April 10, 2002, by and between Chiles Offshore Inc. and Chiles Offshore International Inc.

10.2* Severance Benefits Agreement dated April 30, 2002, among Chiles Offshore Inc. and Randall Chris Pinkard.

10.3 Amendment, dated April 5, 2002, to the Master Option Agreement dated April 6, 2000, by and among Chiles Offshore Inc., Keppel FELS Limited, and AMFELS, Inc.


*Item denoted with an asterisk represents management contract or compensatory plan or arrangement.